Form 10-Q
period 2000-06-30
CARESCIENCE INC
filed 2000-08-08
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______.

COMMISSION FILE NUMBER: 0-30859


                                    CARESCIENCE, INC.
                  ------------------------------------------------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         PENNSYLVANIA                                           23-2703715
---------------------------------                           -------------------
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                               3600 MARKET STREET
                             PHILADELPHIA, PA 19104
                    ---------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (215) 387-9401
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


              ----------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding, as of August 7, 2000 was 12,756,851.

                                CARESCIENCE INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets- - December 31, 1999 and June 30, 2000
(unaudited)....................................................................2

Statements of Operations- - Three and Six Months Ended June 30, 1999
and June 30, 2000 (unaudited)..................................................3

Statements of Cash Flows- - Six Months Ended June 30, 1999 and
June 30, 2000 (unaudited)......................................................4

Notes to Financial Statements..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations......................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

PART II.  OTHER INFORMATION

Item 1. Changes in Securities and Use of Proceeds.............................12

Item 2. Exhibits and Reports on Form 8-K......................................12

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                CARESCIENCE, INC.
                                 BALANCE SHEETS

                                                             DECEMBER 31,         JUNE 30,
                                                                 1999               2000
                                                             ------------       ------------
                                                              (UNAUDITED)        (UNAUDITED)
                                             ASSETS

Current assets:
   Cash and cash equivalents ..........................      $  3,381,600       $    885,658
   Accounts receivable, net of allowance for doubtful
   accounts of  $29,754 and $48,794, respectively .....           719,570            882,203
   Stock subscription receivable ......................              --           44,640,000
   Prepaid expenses and other .........................           203,957            331,748
                                                             ------------       ------------
Total current assets ..................................         4,305,127         46,739,609
                                                             ------------       ------------
Property and equipment:
   Computer equipment .................................         2,213,629          3,145,756
   Office equipment ...................................           263,260            421,418
   Furniture and fixtures .............................           273,086            395,936
                                                             ------------       ------------
                                                                2,749,975          3,963,110
   Less--Accumulated depreciation and amortization ....        (1,705,518)        (2,043,927)
                                                             ------------       ------------
     Net property and equipment .......................         1,044,457          1,919,183
                                                             ------------       ------------
       Total assets ...................................      $  5,349,584       $ 48,658,792
                                                             ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Current portion of capital lease obligations .......      $    317,065       $    288,533
   Accounts payable ...................................           214,263          1,271,571
   Accrued expenses ...................................           397,076          1,930,555
   Deferred revenues ..................................         2,923,737          3,706,764
   Dividends payable under convertible preferred stock               --            1,516,784
                                                             ------------       ------------
     Total current liabilities ........................         3,852,141          8,714,207
                                                             ------------       ------------
Capital lease obligations .............................           459,955            515,619
                                                             ------------       ------------
Commitments and contingencies
Mandatorily redeemable preferred stock ................         4,681,634          4,935,365
                                                             ------------       ------------
Shareholders' equity (deficit):
   Preferred stock, no par value, liquidation value of
     $13,336,234 at December 31, 1999 .................        12,009,700               --
   Common stock, no par value, 16,000,000 shares
     authorized, 4,827,900 and 14,196,851 shares issued
     and 3,387,900 and 12,756,851 outstanding .........            50,000         59,516,562
   Additional paid-in capital .........................         5,624,839          5,745,522
   Deferred compensation ..............................        (5,392,322)        (4,832,312)
   Accumulated deficit ................................       (15,036,363)       (25,036,171)
   Treasury stock, at cost, 1,440,000 shares ..........          (900,000)          (900,000)
                                                             ------------       ------------
     Total shareholders' equity (deficit) .............        (3,644,146)        34,493,601
                                                             ------------       ------------
        Total liabilities and shareholders' equity ....      $  5,349,584       $ 48,658,792
                                                             ============       ============

         The accompanying notes are an integral part of these statements

                                CARESCIENCE, INC.
                            STATEMENTS OF OPERATIONS

                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                            JUNE 30,
                                          -----------------------------       -----------------------------
                                              1999             2000              1999              2000
                                          -----------       -----------       -----------       -----------
                                                    (UNAUDITED)                         (UNAUDITED)


Revenues ...........................      $   868,473       $ 1,922,055       $ 1,586,206       $ 3,550,982
Cost of revenues (excludes
  stock-based compensation of $
  171,045 and $341,175 for the
  three and six months ended June
  30, 2000) ........................          555,303         1,148,426         1,066,218         2,174,467
                                          -----------       -----------       -----------       -----------
  Gross profit .....................          313,170           773,629           519,988         1,376,515
                                          -----------       -----------       -----------       -----------
Operating expenses:
  Research and development
    (excludes stock-based
    compensation of $23,900 and
    $46,865 for the three and six
    months ended June 30, 2000) ....          357,968           806,548           753,649         1,405,672
  Selling, general and
    administrative (excludes
    stock-based compensation of
    $146,723 and $292,652 for the
    three and six months ended June
    30, 2000) ......................          986,510         1,776,535         1,885,459         3,341,274
  Stock-based compensation .........             --             341,668              --             680,692
                                          -----------       -----------       -----------       -----------
    Total operating expenses .......        1,344,478         2,924,751         2,639,108         5,427,638
                                          -----------       -----------       -----------       -----------
    Operating loss .................       (1,031,308)       (2,151,122)       (2,119,120)       (4,051,123)
Interest income ....................          (41,666)          (24,239)          (94,853)          (66,287)
Interest expense ...................           25,017            23,616            51,000            44,456
                                          -----------       -----------       -----------       -----------
Net loss ...........................       (1,014,659)       (2,150,499)       (2,075,267)       (4,029,292)
Accretion of redemption premium on
  preferred stock ..................           96,396           138,360           190,714           253,731
Preference distribution on
  preferred stock ..................             --           5,716,784              --           5,716,784
                                          -----------       -----------       -----------       -----------
Net loss applicable to common
  shareholders .....................      $(1,111,055)      $(8,005,643)      $(2,265,981)      $(9,999,807)
                                          ===========       ===========       ===========       ===========
Net loss per common share:
  Basic and diluted ................      $     (0.33)      $     (2.23)      $     (0.67)      $     (2.86)
Weighted average shares outstanding:
  Basic and diluted ................        3,387,900         3,593,811         3,387,900         3,490,856

        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                            STATEMENTS OF CASH FLOWS

                                                 FOR THE SIX MONTHS ENDED
                                                         JUNE 30,
                                                   1999             2000
                                               -----------       -----------
                                                        (UNAUDITED)

Cash flows from operating activities:
  Net loss ..............................      $(2,075,267)      $(4,029,292)
  Adjustments to reconcile net loss to
     net cash used in operating
     activities--
      Depreciation and amortization .....          310,346           338,409
      Provision for bad debts ...........            4,375            12,000
      Stock-based compensation ..........             --             680,692
      Changes in assets and liabilities--
        (Increase) in--
         Accounts receivable ............       (1,105,581)         (174,633)
         Prepaid expenses and other .....          (54,599)         (127,790)
        Increase (decrease) in--
         Accounts payable and accrued
           expenses .....................          (92,097)        1,324,451
         Deferred revenues ..............          793,291           783,027
           Net cash used in operating
              activities ................       (2,219,532)       (1,193,136)
                                               -----------       -----------

Cash flows from investing activities:
   Purchases of property and equipment,
    net .................................         (157,260)         (998,263)
                                               -----------       -----------

Cash flows from financing activities:
   Payments on capital lease obligations          (162,718)         (187,741)
   Cost related to the issuance of
       Common stock .....................             --            (116,802)
                                               -----------       -----------
           Net cash used in financing
              activities ................         (162,718)         (304,543)
                                               -----------       -----------
Net decrease in cash and cash equivalents       (2,539,510)       (2,495,942)
Cash and cash equivalents,
   beginning of period ..................        5,346,099         3,381,600
                                               -----------       -----------
Cash and cash equivalents,
   end of period ........................      $ 2,806,589       $   885,658
                                               ===========       ===========

        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization and Basis of Presentation

      CareScience, Inc. (formerly Care Management Science Corporation) provides Internet-based tools designed to improve the quality and efficiency of health care. The Company's products use its proprietary clinical algorithms and data collection and storage technologies to perform complex clinical analyses. The Company's customers use its products to identify clinical inefficiencies and medical errors and monitor the results of implemented solutions. Additionally, the Company facilitates the real-time exchange of clinical information over the Internet among local health care constituents.

      The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 1999 and 2000 and the statements of cash flows for the six months ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

    Supplemental Cash Flow Information

      The Company paid interest of $51,000 and $44,456 for the six months ended June 30, 1999 and 2000, respectively.

      The Company financed $22,048 and $214,872 of property and equipment purchases with capital leases for the six months ended June 30, 1999 and 2000, respectively.

    Major Customers

      The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The company had one customer for each of the six month periods ended June 30, 1999 and 2000, which accounted for 15% and 22% of total revenues.

      The Company had three customers at June 30, 2000, which accounted for 35% of total accounts receivable.

(2) INITIAL PUBLIC OFFERING

      On June 28, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. The Company received net proceeds of approximately $43.2 million from the offering. Upon the consummation of the offering the following transactions were recorded:

- The conversion of Series C, D and E Convertible Preferred stock into 5,018,951 shares of Common stock;

- The issuance, upon the conversion of the Series C Convertible Preferred stock, of Series F Redeemable Preferred stock, with a redemption value of $4.2 million, and the simultaneous redemption of the Series F Redeemable Preferred stock for 350,000 shares of Common stock;

- The accretion of the redemption value of the Series G Preferred stock through June 2000 which was paid on July 5, 2000; and

- The declaration of a dividend of $1.5 million (calculated at 8% per annum through July 5, 2000) paid to the Series C, D and E Preferred shareholders from the proceeds of the Offering on July 5, 2000.

(3)  NET LOSS PER SHARE

      Net loss per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

    Under SFAS No. 128, the Company's granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options, warrants and Preferred stock convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss.

(4) COMMON STOCK OPTIONS

Equity Compensation Plans

    The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,065,038 shares of Common stock to satisfy grants under the Plan. At June 30, 2000, there were 561,197 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

    In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At June 30, 2000 there were 28,359 shares reserved under the Accelerated Plan available for grant.

    The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the year ended December 31, 1999 and the six months ended June 30, 2000, respectively. The Company recognized $341,668 and $680,692 of compensation expense related to options for the three and six months ended June 30, 2000, respectively.

    The following table summarizes the option activity for both plans:

                                                                      OPTIONS OUTSTANDING
                                                    ----------------------------------------------------
                                         SHARES                                                 WEIGHTED
                                       AVAILABLE     NUMBER        EXERCISE                     AVERAGE
                                          FOR          OF            PRICE        AGGREGATE     EXERCISE
                                         GRANT       SHARES        PER SHARE        PRICE        PRICE
                                      ----------    ---------     -----------     ----------    --------
Balance, December 31, 1996 .......       488,000      126,000     $0.25- 1.25     $   93,500     $  .74
  Authorized .....................          --           --                --             --         --
  Granted ........................      (163,400)     163,400            1.25        204,250       1.25
  Forfeited/Canceled .............        38,200      (38,200)     0.25- 1.25        (26,550)       .70
                                      ----------    ---------     -----------     ----------     ------
Balance, December 31, 1997 .......       362,800      251,200      0.25- 1.25        271,200       1.08
  Authorized .....................     1,134,632         --                --             --         --
  Granted ........................      (472,635)     472,635      1.25- 2.60        895,227       1.89
  Forfeited/Canceled .............        12,800      (12,800)     0.25- 1.25        (10,800)       .84
                                      ----------    ---------     -----------     ----------     ------
Balance, December 31, 1998 .......     1,037,597      711,035      0.25- 2.60      1,155,627       1.63
  Authorized .....................          --           --                --             --         --
  Granted ........................    (1,108,150)   1,108,150      1.25- 2.59      2,814,164       2.54
  Forfeited/Canceled .............       216,413     (216,413)     0.25- 2.59       (291,017)      1.34
                                      ----------    ---------     -----------     ----------     ------
Balance, December 31, 1999 .......       145,860    1,602,772      0.25- 2.60      3,678,774       2.30
  Authorized (unaudited) .........       800,000         --                --             --         --
  Granted (unaudited) ............      (360,617)     360,617      2.59-12.00      4,206,721      11.67
  Forfeited/Canceled (unaudited)..         4,313       (4,313)     1.25- 2.59         (7,653)      1.77
                                      ----------    ---------     -----------     ----------     ------
Balance, June 30, 2000 (unaudited)       589,556    1,959,076     $0.25-12.00     $7,877,842     $ 4.02
                                      ==========    =========     ===========     ===========    ======

      The above table includes options granted during the six months ended June 30, 2000 at an initial public offering price of $12.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

- the difficulty in evaluating our business because we operate in a new industry and our operating history is limited;

-  we have a history of losses and expect our losses to continue;

- the proprietary technology we own or license may be subjected to infringement claims or disagreements with the licensor which could be costly to resolve;

- we depend on an exclusive license with the University of Pennsylvania for our technology, and the loss of this license would impair our ability to develop our business;

- we could be liable for information retrieved from our Web sites and incur significant costs from resulting claims;

- we may experience system failures which could interrupt our service and damage our customer relationships;

- the health care industry may not accept our solutions or buy our products which would adversely affect our financial results;

- because our revenues are dependent on a limited number of product lines, the failure of any one of these product lines would significantly decrease our revenues;

- termination of one or more of our significant contracts would cause a significant decline in our revenue;

-  failure to manage our growth would adversely affect our operations;

- we face intense competition and may be unable to compete successfully which would adversely effect our financial results;

-  the loss of any of our key personnel could adversely affect our operations;

- our failure to develop strategic relationships could adversely affect our ability to develop new products;

- our failure to use new technologies effectively or to adapt emerging industry standards would adversely affect our ability to compete;

- our failure to adapt our technology to our customers' needs or to handle high levels of customer activity would adversely affect our ability to increase revenue;

- failure of our service providers could interrupt our business and damage our customer relationships;

- we may need to obtain additional capital and failure to do so may limit our growth;

- health information is subject to potential government regulation and legal uncertainties and changes may require us to alter our business;

-  changes in the health care industry could adversely affect our operations;

- our business will suffer if commercial users do not accept Internet solutions;

-  our industry is evolving and we may not adapt successfully.

Overview

      We released our first Internet products, CaduCIS Manager and CaduCIS Net, in 1996. We subsequently released CaduCIS Alliance in July 1999. Since our first product release, we have signed over $15 million in multi-year contracts with customers for our CaduCIS products. In March 1999, we introduced our CareStandard products, and entered into a $4.6 million contract with the California HealthCare Foundation to develop our Care Exchange technology and business model. We have recently entered into a $1.5 million five-year collaboration agreement with British Biotech plc to further develop our CareScript product which is a web based analytical tool for acquiring, managing and evaluating clinical data in the field of oncology. We expect sales of CareLeader and CareSense products to commence in 2001.

      We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from training, implementation and consulting services. We sell our products individually or as an integrated suite of products and services. Our contacts are fixed price based on estimates of certain variables, such as the number of a hospital's patient admissions or outpatient visits, or the number of members enrolled in a health plan. In the future, we may also price our products on a per-transaction basis.

      Our subscription agreements typically cover an initial three-to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered.

      Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $2.9 million and $3.7 million at December 31, 1999 and June 30, 2000, respectively.

      More than 100 health care organizations subscribe to our products.

      We have incurred substantial research and development costs since inception and have also invested in our corporate infrastructure to support our long-term growth strategy. We expect that our operating expenses will continue to increase as we expand our product development and sales and marketing efforts. Accordingly, we expect to continue to incur quarterly net losses for the foreseeable future.

      On June 28, 2000 we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.2 million from the initial public offering on July 5, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

    REVENUES

      Total revenues increased 121% to $1.9 million for the three months ended June 30, 2000 from $868,000 for the three months ended June 30, 1999. The increase was primarily related to revenues generated from newly signed customer contracts.

      Unrecognized revenues related to customer contracts as of June 30, 2000 totaled $15 million.

    COST OF REVENUES

      Costs of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended June 30, 2000 was $1.1 million (excluding stock-based compensation of $171,000), an increase of $593,000 or 107%, compared to $555,000 for the three months ended June 30, 1999. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

      Our gross profit margin increased from 36% for the three months ended June 30, 1999, to 40% for the three months ended June 30, 2000. The increase in gross profit margin is primarily due to increased revenues spread over a fixed cost base.

    RESEARCH AND DEVELOPMENT

      Research and development costs include technology and product development costs. Research and development costs for the three months ended June 30, 2000 were $807,000 (excluding stock-based compensation of $24,000), an increase of $449,000 or approximately 125%, compared to $358,000 for the three months ended June 30, 1999. This increase is primarily due to expenditures made related to new product development.

      As a percentage of revenue, research and development costs were 42% for the three months ended June 30, 2000 as compared to 41% for the three months ended June 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended June 30, 2000 were $1.8 million (excluding stock-based compensation of $147,000), an increase of $790,000, or 80% compared to $987,000 for the three months ended June 30, 1999. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

      As a percentage of revenues, selling, general, and administrative expenses were 92% for the three months ended June 30, 2000 as compared to 114% for the three months ended June 30, 1999.

    STOCK-BASED COMPENSATION

      We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.7 million at June 30, 2000. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $342,000 of this expense during the three months ended June 30, 2000.

    INTEREST INCOME AND EXPENSE

      Net interest income for the three months ended June 30, 2000 was $1,000, a decrease of $15,000, or approximately 94%, compared to $16,000 for the three months ended June 30, 1999. The decrease is primarily due to lower investable cash balances.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

    REVENUES

      Total revenues increased 124% to $3.6 million for the six months ended June 30, 2000 from $1.6 for the six months ended June 30, 1999. The increase was primarily related to revenues generated from newly signed customer contracts.

    COST OF REVENUES

      Costs of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the six months ended June 30, 2000 was $2.2 million (excluding stock-based compensation of $341,000), an increase of $1.1 million or 104%, compared to $1.1 million for the six months ended June 30, 1999. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

      Our gross profit margin increased from 33% for the six months ended June 30, 1999, to 39% for the six months ended June 30, 2000. The increase in gross profit margin is primarily due to increased revenues spread over a fixed cost base.

    RESEARCH AND DEVELOPMENT

      Research and development costs include technology and product development costs. Research and development costs for the six months ended June 30, 2000 were $1.4 million (excluding stock-based compensation of $47,000), an increase of $652,000 or approximately 87%, compared to $754,000 for the six months ended June 30, 1999. This increase is primarily due to expenditures made related to new product development.

      As a percentage of revenue, research and development costs were 40% of revenue for the six months ended June 30, 2000 as compared to 48% for the six months ended June 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the six months ended June 30, 2000 were $3.3 million (excluding stock-based compensation of $293,000); an increase of $1.4 million, or 77% compared to $1.9 million for the six months ended June 30, 1999. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

      As a percentage of revenues, selling, general, and administrative expenses were 94% for the six months ended June 30, 2000 as compared to 119% for the six months ended June 30, 1999.

    STOCK-BASED COMPENSATION

      We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.7 million at June 30, 2000. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $681,000 of this expense during the six months ended June 30, 2000.

    INTEREST INCOME AND EXPENSE

      Net interest income for the six months ended June 30, 2000 was $22,000, a decrease of $22,000, or approximately 50%, compared to $44,000 for the six months ended June 30, 1999. The decrease is primarily due to lower investable cash balances.

LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2000

      Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by private debt and equipment leases. We believe that proceeds from our initial public offering will be sufficient to fund anticipated capital expenditures and working capital requirement for at least the next 12 months. As of June 30, 2000, we had $886,000 in cash and working capital of $38.0 million.

      Net cash used in operating activities was $1.2 million for the six months ended June 30, 2000 and $2.2 million for the six months ended June 30, 1999. For those periods, net cash used in operating activities was primarily to fund losses from operations.

      Net cash used in investing activities was $998,000 for the six months ended June 30, 2000 and $157,000 for the six months ended June 30, 1999. Investing activities consisted primarily of purchase of property and equipment.

      Net cash used in financing activities was $305,000 for the six months ended June 30, 2000 and $163,000 for the six months ended June 30, 1999. Financing activities for these periods consisted primarily of payments on capital lease obligations.

      As we execute our strategy, we expect significant increases in our operating expenses to fund development of current and new divisions and product lines. Presently, we anticipate that our existing capital resources and the proceeds from the offering will meet our operating and investing needs through the end of 2001. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2000 all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

PART II. OTHER INFORMATION

ITEM 1. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The offering commenced on June 28, 2000 and all 4,000,000 shares covered by the Registration Statement were sold. The managing underwriters for the offering were Deutsche Bank Securities, Inc., FleetBoston Robertson Stephens Inc. and Thomas Weisel Partners LLC.

      The aggregate gross proceeds from the offering were $48.0 million. We incurred expenses of approximately $4.8 million, of which $3.4 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering. The net offering proceeds to us after total expenses were $43.2 million. We used approximately $5.0 million of the net proceeds to redeem our Series G Preferred stock and approximately $1.5 million to pay accrued dividends on our Series C, D and E Convertible Preferred stock. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

      None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

              See Exhibit Index

      (b) Reports on Form 8-K

              None


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CARESCIENCE, INC.



Date:  August 8, 2000                         By: /s/ RONALD A. PAULUS
                                                  ----------------------------
                                                  Ronald A. Paulus, President


Date:  August 8, 2000                         By: /s/ STEVEN BELL
                                                  ----------------------------
                                                  Steven Bell, Chief Financial
                                                  Officer and Treasurer

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT NO.       DESCRIPTION
-----------       -----------

27.1              Financial Data Schedule