Form 10-Q
period 2000-09-30
CARESCIENCE INC
filed 2000-11-13
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ________ to _____________

COMMISSION FILE NUMBER: 0-30859

                                    CARESCIENCE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   PENNSYLVANIA                        23-2703715
            (STATE OR OTHER JURISDICTION            (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                               3600 MARKET STREET
                             PHILADELPHIA, PA 19104
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (215) 387-9401
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the registrant's Common Stock outstanding, as of November 10, 2000 was 12,756,851.

                                CARESCIENCE INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets -- December 31, 1999 and September 30, 2000 (unaudited).........2

Statements of Operations -- Three and Nine Months Ended September 30, 1999
and September 30, 2000 (unaudited).............................................3

Statements of Cash Flows -- Nine months Ended September 30, 1999 and
September 30, 2000 (unaudited).................................................4

Notes to Financial Statements..................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........11

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................12

Item 6. Exhibits and Reports on Form 8-K......................................12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                CARESCIENCE, INC.
                                 BALANCE SHEETS

                                                                               DECEMBER 31,         SEPTEMBER 30,
                                                                                  1999                  2000
                                                                               ------------         -------------
                                                                               (unaudited)           (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents ..........................................        $  3,381,600         $ 13,371,617
   Held-to-maturity securities ........................................                --             20,500,129
   Interest Receivable ................................................                --                395,084
   Accounts receivable, net of allowance for doubtful
       accounts of $29,754 and $48,794, respectively ..................             719,570              761,204
   Prepaid expenses and other .........................................             203,957              354,234
                                                                               ------------         ------------
Total current assets ..................................................           4,305,127           35,382,268
                                                                               ------------         ------------
Property and equipment:
   Computer equipment .................................................           2,213,629            3,931,337
   Office equipment ...................................................             263,260              435,389
   Furniture and fixtures .............................................             273,086              397,101
                                                                               ------------         ------------
                                                                                  2,749,975            4,763,827
   Less--Accumulated depreciation and amortization ....................          (1,705,518)          (2,282,650)
                                                                               ------------         ------------
     Net property and equipment .......................................           1,044,457            2,481,177
                                                                               ------------         ------------
       Total assets ...................................................        $  5,349,584         $ 37,863,445
                                                                               ============         ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of capital lease obligations .......................        $    317,065         $    262,404
   Accounts payable ...................................................             214,263              903,086
   Accrued expenses ...................................................             397,076              662,205
   Deferred revenues ..................................................           2,923,737            3,006,660
                                                                               ------------         ------------
     Total current liabilities ........................................           3,852,141            4,834,355
                                                                               ------------         ------------
Capital lease obligations .............................................             459,955              488,969
                                                                               ------------         ------------
Commitments and contingencies .........................................
Mandatorily redeemable preferred stock ................................           4,681,634                 --
                                                                               ------------         ------------
Shareholders' equity (deficit):
   Preferred stock, no par value, liquidation value of
     $13,336,234 at December 31, 1999 .................................          12,009,700                 --
   Common stock, no par value, 16,000,000 shares
     authorized, 4,827,900 and 14,196,851 shares issued
     and 3,387,900 and 12,756,851 outstanding .........................              50,000           59,614,651
   Additional paid-in capital .........................................           5,624,839            5,745,522
   Deferred compensation ..............................................          (5,392,322)          (4,490,560)
   Accumulated deficit ................................................         (15,036,363)         (27,429,492)
   Treasury stock, at cost, 1,440,000 shares ..........................            (900,000)            (900,000)
                                                                               ------------         ------------
      Total shareholders' equity (deficit) ............................          (3,644,146)          32,540,121
                                                                               ------------         ------------
        Total liabilities and shareholders' equity (deficit) ..........        $  5,349,584         $ 37,863,445
                                                                               ============         ============


         The accompanying notes are an integral part of these statements

                                CARESCIENCE, INC.
                            STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                             -------------------------------       -------------------------------
                                                  1999              2000              1999                 2000
                                             ------------       ------------       ------------       ------------
                                                       (unaudited)                          (unaudited)
Revenues ...............................     $  1,195,609       $  2,207,402      $  2,781,815        $  5,758,384
Cost of revenues (excludes
  stock-based compensation of
  $171,088 and $512,278 for the
  three and nine months ended
  September 30, 2000) ..................          564,280          1,275,550         1,630,499           3,450,016
                                             ------------       ------------      ------------        ------------
  Gross profit .........................          631,329            931,852         1,151,316           2,308,368
                                             ------------       ------------      ------------        ------------
Operating expenses:
  Research and development
    (excludes stock-based
    compensation of $23,922 and
    $70,779 for the three and nine
    months ended September 30, 2000) ...          361,671          1,329,069         1,115,319           2,734,740
  Selling, general and
    administrative (excludes
    stock-based compensation of
    $146,742 and $439,387 for the
    three and nine months ended
    September 30, 2000) ................          994,251          2,192,210         2,879,710           5,533,485
  Stock-based compensation .............             --              341,752              --             1,022,444
                                             ------------       ------------      ------------        ------------
    Total operating expenses ...........        1,355,922          3,863,031         3,995,029           9,290,669
                                             ------------       ------------      ------------        ------------
    Operating loss .....................         (724,593)        (2,931,179)       (2,843,713)         (6,982,301)
Interest income ........................          (37,534)          (561,695)         (132,387)           (627,982)
Interest expense .......................           20,906             23,839            71,906              68,302
                                             ------------       ------------      ------------        ------------
Net loss ...............................         (707,965)        (2,393,323)       (2,783,232)         (6,422,621)
Accretion of redemption premium on
  preferred stock ......................          102,459               --             293,173             253,731
Preference distribution on
  preferred stock ......................             --                 --                --             5,716,784
                                             ------------       ------------      ------------        ------------
Net loss applicable to common
  shareholders .........................     $   (810,424)      $ (2,393,323)     $ (3,076,405)       $(12,393,136)
                                             ============       ============      ============        ============
Net loss per common share:
  Basic and diluted ....................     $      (0.24)      $      (0.19)     $      (0.91)       $      (1.88)
Weighted average shares outstanding:
  Basic and diluted ....................        3,387,900         12,756,851         3,387,900           6,602,066



         The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                            STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 -------------------------------
                                                     1999               2000
                                                 ------------       ------------
                                                           (unaudited)
Cash flows from operating activities:
  Net loss ................................      $ (2,783,232)      $ (6,422,621)
  Adjustments to reconcile net loss to
    net cash used in operating activities--
    Depreciation and amortization .........           426,246            577,132
    Provision for bad debts ...............            17,500             12,000
    Stock-based compensation ..............              --            1,022,444
    Changes in assets and liabilities--
      (Increase) in--
         Interest Receivable ..............              --             (395,084)
         Accounts receivable ..............          (861,242)           (53,634)
         Prepaid expenses and other .......           (63,289)          (150,277)
       Increase (decrease) in--
         Accounts payable and accrued
           expenses .......................           (64,436)           953,952
         Deferred revenues ................         1,112,084             82,923
                                                 ------------       ------------
           Net cash used in operating
             activities ...................        (2,216,369)        (4,373,165)
                                                 ------------       ------------
Cash flows used in investing activities:
  Purchases of held-to-maturity
    securities ............................              --          (20,500,129)
  Purchases of property and equipment,
    net ...................................          (209,342)        (1,761,450)
                                                 ------------       ------------
           Net cash used in investing
             activities ...................          (209,342)       (22,261,579)
                                                 ------------       ------------
Cash flows from financing activities:
  Payments on capital lease obligations ...          (275,935)          (278,040)
  Cost related to the issuance of
    common stock ..........................              --           (1,285,047)
  Payments of dividends of Series C,D &
    E Preferred Stock .....................              --           (1,516,785)
  Redemption of Series F Preferred Stock..               --           (4,935,367)
  Proceeds from the issuance of common
    stock .................................              --           44,640,000
                                                 ------------       ------------
           Net cash provided by (used
             in) financing activities ......          (275,935)        36,624,761
                                                 ------------       ------------
Net increase (decrease) in cash and cash
  equivalents .............................        (2,701,646)         9,990,017
Cash and cash equivalents,
  beginning of period .....................         5,346,099          3,381,600
                                                 ------------       ------------
Cash and cash equivalents,
  end of period ...........................      $  2,644,453       $ 13,371,617
                                                 ============       ============


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

      The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 1999 and 2000 and the statements of cash flows for the nine months ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

    Cash and Cash Equivalents and Held-to-Maturity Securities

      The Company invested excess cash in highly liquid corporate debt securities all with maturities of six months or less. For financial reporting purposes, the Company considers such investments with an original maturity of three months or less to be cash equivalents. Held-to-maturity investments in the accompanying balance sheet represent such investments that mature in three to six months. It is the Company's intent to hold these securities to maturity. As of September 30, 2000 cash and cash equivalents and held-to-maturity securities include $11,862,417 and $20,500,129 of such securities, respectively.

    Supplemental Cash Flow Information

      The Company paid interest of $71,906 and $68,302 for the nine months ended September 30, 1999 and 2000, respectively.

      The Company financed $71,834 and $252,401 of property and equipment purchases with capital leases for the nine months ended September 30, 1999 and 2000, respectively.

    Major Customers

      The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The company had one customer for each of the nine month periods ended September 30, 1999 and 2000, which accounted for 13% and 20% of total revenues.

      The Company had three customers at September 30, 2000, which accounted for 38% of total accounts receivable.

(2) INITIAL PUBLIC OFFERING

      On June 28, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. The Company received net proceeds of approximately $43.4 million from the offering. Upon the consummation of the offering the following transactions were recorded:

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

(4) COMMON STOCK OPTIONS

Equity Compensation Plans

      The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,065,038 shares of Common stock to satisfy grants under the Plan. At September 30, 2000, there were 294,940 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

      In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At September 30, 2000 there were no shares reserved under the Accelerated Plan available for grant.

      The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. The Company recognized $341,752 and $1,022,444 of compensation expense related to options for the three and nine months ended September 30, 2000, respectively.

    The following table summarizes the option activity for both plans:

                                                                         OPTIONS OUTSTANDING
                                                         -----------------------------------------------------
                                             SHARES                                                   WEIGHTED
                                           AVAILABLE       NUMBER      EXERCISE                        AVERAGE
                                              FOR            OF          PRICE        AGGREGATE        EXERCISE
                                             GRANT         SHARES      PER SHARE         PRICE          PRICE
                                          ----------     ---------    -----------     -----------      -------
Balance, December 31, 1996.............      488,000       126,000    $0.25- 1.25     $    93,500       $   .74
  Authorized...........................           --            --             --              --            --
  Granted..............................     (163,400)      163,400           1.25         204,250          1.25
  Forfeited/Canceled...................       38,200       (38,200)    0.25- 1.25         (26,550)          .70
                                          ----------     ---------    -----------     -----------       -------
Balance, December 31, 1997.............      362,800       251,200     0.25- 1.25         271,200          1.08
  Authorized...........................    1,134,632            --             --              --            --
  Granted..............................     (472,635)      472,635     1.25- 2.60         895,227          1.89
  Forfeited/Canceled...................       12,800       (12,800)    0.25- 1.25         (10,800)          .84
                                          ----------     ---------    -----------     -----------       -------
Balance, December 31, 1998.............    1,037,597       711,035     0.25- 2.60       1,155,627          1.63
  Authorized...........................           --            --             --              --            --
  Granted..............................   (1,108,150)    1,108,150     1.25- 2.59       2,814,164          2.54
  Forfeited/Canceled...................      216,413      (216,413)    0.25- 2.59        (291,017)         1.34
                                          ----------     ---------    -----------     -----------       -------
Balance, December 31, 1999.............      145,860     1,602,772     0.25- 2.60       3,678,774          2.30
  Authorized (unaudited)...............      800,000            --             --              --            --
  Granted (unaudited)..................     (697,358)      697,358     2.59-12.00       6,594,548          9.46
  Forfeited/Canceled (unaudited).......       46,438       (46,438)    1.25- 2.59        (141,458)         3.05
                                          ----------     ---------    -----------     -----------       -------
Balance, September 30, 2000
  (unaudited)..........................      294,940     2,253,692    $0.25-12.00     $10,131,864       $  4.50
                                          ==========     =========    ===========     ===========       =======


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

      We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from training, implementation and consulting services. We sell our products individually or as an integrated suite of products and services. Our contracts are fixed price based on estimates of certain variables, such as the number of a hospital's patient admissions or outpatient visits. In the future, we may also price our products on a per-transaction basis.

      Our subscription and development agreements typically cover an initial three-to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered.

      Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $2.9 million and $3.0 million at December 31, 1999 and September 30, 2000, respectively.

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

      On June 28, 2000 we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.4 million from the initial public offering on July 5, 2000.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

    REVENUES

      Total revenues increased 85% to $2.2 million for the three months ended September 30, 2000 from $1.2 million for the three months ended September 30, 1999. The increase was primarily related to revenues generated from newly signed customer contracts.

      Unrecognized revenues related to customer contracts as of September 30, 2000 totaled $14.7 million.

    COST OF REVENUES

      Costs of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended September 30, 2000 was $1.3 million (excluding stock-based compensation of $171,000), an increase of $711,000 or 126%, compared to $564,000 for the three months ended September 30, 1999. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

      Our gross profit margin decreased from 53% for the three months ended September 30, 1999, to 42% for the three months ended September 30, 2000. The decrease in gross profit margin is primarily due to increased costs to service new client growth.

    RESEARCH AND DEVELOPMENT

      Research and development costs include technology and product development costs. Research and development costs for the three months ended September 30, 2000 were $1.3 million (excluding stock-based compensation of $24,000), an increase of $967,000 or approximately 267%, compared to $362,000 for the three months ended September 30, 1999. This increase is primarily due to expenditures made related to new product development.

      As a percentage of revenue, research and development costs were 60% for the three months ended September 30, 2000 as compared to 30% for the three months ended September 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended September 30, 2000 were $2.2 million (excluding stock-based compensation of $147,000), an increase of $1.2 million, or 120% compared to $994,000 for the three months ended September 30, 1999. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

      As a percentage of revenues, selling, general, and administrative expenses were 99% for the three months ended September 30, 2000 as compared to 83% for the three months ended September 30, 1999.

    STOCK-BASED COMPENSATION

      We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.7 million at September 30, 2000. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $342,000 of this expense during the three months ended September 30, 2000.

    INTEREST INCOME AND EXPENSE

      Net interest income for the three months ended September 30, 2000 was $538,000, an increase of $521,000, compared to $17,000 for the three months ended September 30, 1999. The increase is primarily due to higher investable cash balances as a result of the initial public offering.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

    REVENUES

      Total revenues increased 107% to $5.8 million for the nine months ended September 30, 2000 from $2.8 for the nine months ended September 30, 1999. The increase was primarily related to revenues generated from newly signed customer contracts.

    COST OF REVENUES

      Costs of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the nine months ended September 30, 2000 was $3.5 million (excluding stock-based compensation of $512,000), an increase of $1.8 million or 112%, compared to $1.6 million for the nine months ended September 30, 1999. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

      Our gross profit margin decreased from 41% for the nine months ended September 30, 1999, to 40% for the nine months ended September 30, 2000. The decrease in gross profit margin is primarily due to increased costs to service new client growth.

    RESEARCH AND DEVELOPMENT

      Research and development costs include technology and product development costs. Research and development costs for the nine months ended September 30, 2000 were $2.7 million (excluding stock-based compensation of $71,000), an increase of $1.6 million or approximately 145%, compared to $1.1 million for the nine months ended September 30, 1999. This increase is primarily due to expenditures made related to new product development.

      As a percentage of revenue, research and development costs were 47% of revenue for the nine months ended September 30, 2000 as compared to 40% for the nine months ended September 30, 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $5.5 million (excluding stock-based compensation of $439,000); an increase of $2.7 million, or 92% compared to $2.9 million for the nine months ended September 30, 1999. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

      As a percentage of revenues, selling, general, and administrative expenses were 96% for the nine months ended September 30, 2000 as compared to 104% for the nine months ended September 30, 1999.

    STOCK-BASED COMPENSATION

      We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.7 million at September 30, 2000. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $1 million of this expense during the nine months ended September 30, 2000.

    INTEREST INCOME AND EXPENSE

      Net interest income for the nine months ended September 30, 2000 was $560,000, an increase of $500,000, compared to $60,000 for the nine months ended September 30, 1999. The increase is primarily due to higher investable cash balances as a result of the initial public offering.


LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2000

      Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by private debt and equipment leases. We believe that proceeds from our initial public offering will be sufficient to fund anticipated capital expenditures and working capital requirement for at least the next 12 months. As of September 30, 2000, we had $34.3 million in cash and working capital of $30.5 million.

      Net cash used in operating activities was $4.0 million for the nine months ended September 30, 2000 and $2.2 million for the nine months ended September 30, 1999. For those periods, net cash used in operating activities was primarily to fund losses from operations.

      Net cash used in investing activities was $22.3 million for the nine months ended September 30, 2000 and $209,000 for the nine months ended September 30, 1999. Investing activities consisted primarily of purchases of held-to-maturity securities and property and equipment.

      Net cash from financing activities was $36.6 million for the nine months ended September 30, 2000 and consisted primarily of the proceeds of the initial public offering net of the payment of dividends and redemption of preferred stock. Net cash used in financing activities was $276,000 for the nine months ended September 30, 1999 and consisted primarily of payments on capital lease obligations as well as proceeds from our initial public offering and related transactions.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our cash equivalents, held-to-maturity securities and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of September 30, 2000 all of our cash equivalents and held-to-maturity securities matured within 6 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

      The aggregate gross proceeds from the offering were $48.0 million. We incurred expenses of approximately $4.8 million, of which $3.4 million represented underwriting discounts and commissions and approximately $1.3 million represented other expenses related to the offering. The net offering proceeds to us after total expenses were $43.2 million. The transaction settled on July 5,2000 at which time we used approximately $5.0 million of the net proceeds to redeem our Series G Preferred stock and approximately $1.5 million to pay accrued dividends on our Series C, D and E Convertible Preferred stock. The remaining net proceeds are being used to fund general corporate purposes and have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

      None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits

                See Exhibit Index

        (b)  Reports on Form 8-K

                None

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CARESCIENCE, INC.



Date:  November 10, 2000                   By:  /s/ Ronald A. Paulus
                                                ----------------------------
                                                Ronald A. Paulus, President



Date:  November 10, 2000                   By:  /s/ Steven Bell
                                                ----------------------------
                                                Steven Bell, Chief Financial
                                                Officer and Treasurer

                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule