Form 10-K
period 2000-12-31
CARESCIENCE INC
filed 2001-03-27
CIK 1108782

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-30859
                            ------------------------

                               CARESCIENCE, INC.

             (Exact Name of Registrant as Specified in its Charter)

             PENNSYLVANIA                                   23-2703715
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

 3600 MARKET STREET, PHILADELPHIA, PA                         19104
    (Address of Principal Executive                         (Zip Code)
               Offices)

                                 (215) 387-9401
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

    NONE

Securities registered pursuant to Section 12(g) of the Act:

    COMMON STOCK, NO PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the closing price for the Common Stock on the Nasdaq National Market on March 22, 2001 was approximately $3,718,961. As of March 22, 2001, 13,016,851 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                                            PART I
1.                      Business....................................................      1
2.                      Properties..................................................     21
3.                      Legal Proceedings...........................................     21
4.                      Submission of Matters to a Vote of Security Holders.........     21

                                           PART II
                        Market for Registrant's Common Equity and Related
5.                        Stockholder Matters.......................................     21
6.                      Selected Financial Data.....................................     22
                        Management's Discussion and Analysis of Financial Condition
7.                        and Results of Operations.................................     24
                        Quantitative and Qualitative Disclosures About Market
7A.                       Risk......................................................     36
8.                      Financial Statements and Supplementary Data.................     37
                        Changes in and Disagreements With Accountants on Accounting
9.                        and Financial Disclosure..................................     37

                                           PART III
10.                     Directors and Executive Officers of the Registrant..........     37
11.                     Executive Compensation......................................     37
                        Security Ownership of Certain Beneficial Owners and
12.                       Management................................................     37
13                      Certain Relationships and Related Transactions..............     37

                                           PART IV
                        Exhibits, Financial Statement Schedules, and Reports on Form
14.                       8-K.......................................................     37

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    CareScience, Inc. is a provider of online care management services. Our mission is to transform the quality and efficiency of care delivery by providing innovative clinical information technology to the health care industry. We market our products and services to hospitals, health systems and pharmaceutical and biotechnology manufacturers, and support more than 150 customers in 40 states and in Europe.

    We work with health care providers to manage clinical processes surrounding the point of care so that fundamental reductions in errors and operating costs can be achieved. Our products collect, share, store and analyze clinical data generated by more than 100 widely used health information systems. Our products allow customers to apply this data to the management of care, including quality monitoring, practice improvement, credentialing, profiling, error tracking, case management and clinical guidelines. We provide consulting services to health care providers that support strategic planning and clinical operations, with a special emphasis on mentoring physicians and other clinical leaders in operational and executive roles.

    For the pharmaceutical and biotechnology industry, we provide tools and services that shorten the drug development cycle and improve development yield. Our offerings include a suite of Internet-based data analysis and workflow management tools, consulting services, customized research and strategic development support. These tools and services are aimed at the specialized drug development needs of pharmaceutical industry clinicians, product managers, market strategists, health economists, and outcomes researchers.

    We have pioneered and commercialized numerous clinical information technologies. We have developed one of the nation's first online quality measurement and management tools, one of the first clinically based outcome risk assessment algorithms, one of the first health care application service providers, and, most recently, the first peer-to-peer clinical data sharing technology. We have developed these tools in collaboration with leading public organizations, including the Wharton School of Business at the University of Pennsylvania, the National Library of Medicine, Los Alamos National Laboratory and The California HealthCare Foundation.

    CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial product based on this proprietary technology under our Care Management System-TM- (formerly called CaduCIS) product line. In 1999, we launched our Care Data Exchange-TM-, and Technology Assessment Tools-TM-, as well as our Lifecycle Decision System-TM- product line, which is aimed at the pharmaceutical and biotechnology industries. To date, we have signed more than 50 contracts covering more than 135 hospitals, health systems and pharmaceutical companies. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

INDUSTRY BACKGROUND

CLINICAL COSTS ARE LARGE AND GROWING

    According to the Health Care Financing Administration, or HCFA, annual health care spending in the United States exceeds $1.2 trillion, or 14% of the country's gross domestic product, and is expected to grow to $2.2 trillion by 2008. Current online efforts are primarily seeking to change administrative and financial processes, reduce systems costs, improve cash flow or speed billing and purchasing. Even if successful, these efforts do not address the significant majority of health care spending that results from the cost of clinical diagnosis and treatment. These costs arise from the process of medical decision-making, treatment choice and therapeutic efficacy, and comprise the largest portion of spending in the health care industry. Furthermore, we estimate that hospitals and pharmaceutical companies spend more than $25 billion annually to manage treatment decisions and attempt to control clinical costs. As inefficiencies within the health care system consume enormous resources, as well as pose medical risks to consumers, constituents across the health care industry are seeking cost-effective information and tools to improve the quality and efficiency of care delivery.

CONCERNS ABOUT CLINICAL QUALITY AND MEDICAL ERRORS ARE INCREASING

    The delivery of clinical care usually involves complex procedures, multiple treatments and subjective judgments. Even appropriate clinical decisions are often difficult to implement and analyze because of uncontrolled operational systems. Hospitals and health plans have been seeking to gain control of and measure clinical processes to increase accountability and improve care.

    Problems with quality in the health care industry have recently gained attention because of advances in the ability to measure medical errors and complications and increasing concern about clinical care among policy-makers and the public. In addition to being the eighth-leading cause of death in the United States according to the Institute of Medicine's 1999 report "To Err is Human," medical errors add substantial costs to and drive consumer dissatisfaction with the delivery of care. Medical errors and complications result in unnecessary events including emergency room visits, hospitalizations, specialist referrals and laboratory studies, all of which are used to evaluate the errors and manage the consequences they create. We believe that many of the current efforts to reduce administrative waste and improve financial performance do not address the processes that result in clinical inefficiencies. Health care delivery systems, physicians, health plans, the government and employers are seeking information regarding clinical quality and medical errors as well as tools to enhance clinical efficiency. Recently, the Institute of Medicine's 2001 report "Crossing the Quality Chasm: A New Health System for the 21stCentury" called for widespread adoption of technology and managerial methods to substantially reduce the occurrence of medical errors and complications.

HEALTH CARE CONSTITUENTS REMAIN HIGHLY FRAGMENTED

    Health care is delivered locally in hundreds of thousands of locations through a complex and fragmented mix of constituents, including:

    - hospitals, health systems, medical practice groups and other provider organizations;

    - physicians in solo or small-group practices;

    - payors, such as insurance companies, managed care organizations, Medicare, Medicaid and employers; and

    - suppliers, such as clinical laboratories, pharmaceutical companies and other groups that provide tests, drugs, x-rays and other medical supplies and services.

    Historically, many of these organizations have tried to improve efficiency, accountability and clinical-process control by horizontally or vertically integrating with other constituents. For example, hospitals acquired physician practices in order to create integrated delivery systems. These efforts have largely been abandoned because these systems were unable to integrate clinical services and establish common goals. Additionally, these efforts highlighted the importance of being able to share clinical, operational and administrative information.

TECHNOLOGICAL FRAGMENTATION LEADS TO INEFFICIENT USE OF CLINICAL DATA

    In order to efficiently deliver care, information must flow within and between health care constituents. For example, to diagnose and treat a patient properly, physicians need access to clinical information such as medical history data, laboratory results, x-rays and prescriptions from various hospitals, laboratories and other providers. Health care constituents have not historically coordinated their information technology investments due to:

    - the large number of constituents;

    - the complexity of health care encounters and transactions;

    - the cost of deploying technology; and

    - pervasive concerns about confidentiality of patient information.

    This has resulted in the current technology infrastructure in health care being characterized by numerous incompatible and proprietary mainframe and client/server systems that store information in isolated databases using non-standardized formats. Thus, providers must typically request information by phone, fax or patient survey and those requests are frequently delayed due to disparate paper-based systems maintained by most constituents. Furthermore, the lack of timely access to accurate clinical information, particularly in an urgent-care situation, may lead to poor clinical outcomes and excess costs through:

    - inaccurate diagnoses;

    - redundant tests; and

    - enhanced potential for medical errors and clinical complications.

    As a result of geographic, organizational and technological fragmentation, current information exchange is often incomplete or redundant, thus creating the need for a comprehensive technology solution.

THE GROWTH OF THE INTERNET IS IMPACTING HEALTH CARE

    The Internet has emerged as the fastest growing communication medium in history. International Data Corporation, an independent research firm, estimates that the total number of Internet users worldwide will grow from 142 million at the end of 1998 to 502 million by the end of 2003. The Internet is currently being used to speed and streamline a variety of business transactions. The Internet's open architecture, platform and location independence, scalability and growing acceptance make it an increasingly important medium for the information-intensive and highly transactional health care industry. We believe that many existing Internet products do not provide tools to monitor the care delivery process or improve clinical efficiency. Additional improvements in the ability to search, store, structure, integrate and filter vast amounts of disparate data and to dynamically analyze, customize and display information in contexts relevant to particular users will further increase the usefulness of Internet-based applications to the health care market.

PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES NEED BETTER INFORMATION CLOSER TO THE POINT OF DECISION

    According to a 1994 study by Duke University, seven out of ten commercialized pharmaceutical products fail to recoup their development costs. In order to reduce the failures of the drug development and commercialization process better decisions about discovery, research and marketing need to be made. We believe that pharmaceutical and biotechnology companies need access to better clinical information closer to the point of their drug development decisions. Moreover, additional improvements in the ability to analyze and apply information in contexts relevant to pharmaceutical and biotechnology users will further increase the usefulness of Internet-based applications to the health care market.

THE CARESCIENCE SOLUTION

    We are a clinical knowledge company with a mission to inform health care professionals at the point of decision--for better quality at the point of care. For providers, we offer care management solutions, data sharing technologies, technology assessment tools and consulting services. For pharmaceutical and biotechnology companies, we specialize in data analysis, decision support, extranet development and consulting. For our partners, we offer programs that help promote technology standards and a secure environment for data sharing.

    Our range of Internet-based tools for care management, clinical analysis and data exchange are designed with a single goal--to improve the quality and efficiency of health care delivery. They help health care professionals:

    ACCESS COMPREHENSIVE PATIENT DATA MORE EFFICIENTLY. Our technologies provide information to influence diagnostic and treatment decisions by enabling secure information sharing among authorized health care constituents. We believe that health care providers who can access clinical information immediately and securely at the point of care will become the standard-bearers of informed care. Since much information is not currently available at the point of care, we are developing an Internet-based peer-to-peer technology that allows health care organizations to share patient information across locations--allowing providers direct access to patient data when and where it is most needed--at the point of care. This peer-to-peer technology will provide secure, real-time Internet access to clinical results, patient demographics, medical records and other critical data from the original source.

    ANALYZE COMPREHENSIVE PATIENT DATA MORE EFFICIENTLY. Our proprietary scientific methodologies were developed at the University of Pennsylvania School of Medicine and The Wharton School. Our algorithms allow us to normalize clinical information across thousands of parameters using sophisticated statistical analysis and, in conjunction with our online analytic processing technology, provide retrospective as well as predictive evaluation of clinical performance. Unlike benchmarking, which compares performance to designed protocols or averages of broad populations across a limited number of criteria, our algorithms allow users to understand the underlying basis of their clinical performance. For example, when a patient experiences a clinical complication, we can determine the likelihood that the complication was attributable to the patient's condition, the physician's decisions or the hospital's operations, and for any of these, which specific factors contributed to the complication. We believe our products provide health care constituents with the most comprehensive, robust and clinically credible tools for clinical-process management.

    APPLY CLINICAL KNOWLEDGE FOR BETTER HEALTH QUALITY AND REDUCED MEDICAL EXPENSES. The collection, standardization and analysis of clinical data is complicated, time intensive and requires specialized capabilities. We believe that very few health care organizations possess these resources or capabilities. Our products are designed to collect and analyze comprehensive clinical data in order to improve the delivery of care. As an application service provider, we offer our customers cost-effective access to remotely hosted data supported by sophisticated processing technology and analysis methods. In addition, our consulting for health care providers complements our Internet-based solutions with services for care process improvement, management infrastructure, leadership development and more.

OUR VALUE PROPOSITION

    Our value proposition to our customers is based on enabling them to manage their clinical operations using our data-sharing technologies, databases and proprietary clinical algorithms. Our approach identifies clinical inefficiencies and medical errors and thereby offers the opportunity to improve the quality of care and reduce costs. Additionally, we host our customers' clinical data and provide real-time access to that data, which reduces their fixed cost of information technology while increasing reporting flexibility.

    Customers gain value from our products in three principal areas:

    IMPROVING CLINICAL PROCESSES. Many tests and therapies that are performed on patients do not improve outcomes or may pose undue risk. Moreover, many patients do not receive indicated preventative therapies or are placed at risk by oversights in drug regimens or in pre-operative preparations. Our products enable our customers to strengthen their business performance by improving the quality of care they deliver and avoiding medical errors and unnecessary treatments.

    LOWERING THE COST OF CARE DELIVERY. In hospitals and health systems, our products reduce the need for manual data collection and for tracking of clinical events. Our Lifecycle Decision System databases and outsourcing tools reduce the need for pharmaceutical makers to have specialized in-house staff to manage the strategic drug development process. Because our products are vendor neutral and operate over the Internet, we enable our customers to realize substantial value from their historical investment in legacy systems. In addition, our Care Data Exchange will reduce costs by using a peer-to-peer architecture to provide secure, real-time access to clinical results, patient demographics, medical records and other clinical data from the original source.

    IMPROVING THE WAY HEALTH CARE CONSTITUENTS INTERACT. Our products provide service integration by enabling health care constituents to share relevant clinical information. Our products enable hospitals and health systems to provide clinical-data access to physicians at the point of care and to share data with other health care entities.

OUR STRATEGY

    Our objective is to become the leading provider of Internet-based products to facilitate improvements in health care quality and efficiency. The primary components of our strategy include:

    OFFER COMMUNITY-BASED SOLUTIONS. Our primary focus is at the community level, where the overwhelming majority of people receive clinical services. Our products and services support the key participants in local health care delivery: hospitals, health plans, pharmaceutical and biotechnology companies, physicians and consumers. We offer a comprehensive suite of Internet-based products and services that allow different participants in local health care systems to manage their role in care delivery while collaborating with other participants. As one or more of our products become accepted within a community, our other products become more valuable and more likely to be used in that community.

    DEVELOP NEW PRODUCTS BASED ON OUR PROPRIETARY KNOWLEDGE AND DATA ASSETS. We have developed a substantial and rapidly growing proprietary online data asset in a single location and format encompassing millions of care encounters. We maintain proprietary, rigorously validated clinical algorithms. Our data and knowledge bases are unique because of their clinical detail and linkage to ongoing relationships with active customers. We are leveraging our proprietary database to develop and introduce other Internet-based products. For example, in the fall of 1999, we introduced our Lifecycle Decision System product to pharmaceutical and biotechnology companies for outsourcing key functions and performing online pharmacoeconomic analysis.

    CROSS-SELL PRODUCTS. We are developing strong relationships with hospitals, health systems and pharmaceutical companies. We intend to enhance these relationships by developing and selling additional complementary products to these customers. While each of our products is designed to satisfy the needs of a particular type of customer, customers frequently purchase more than one type of product or enhancements of existing products. For example, we believe that hospitals that use our Care Management System to manage clinical processes are more likely to use our Care Data Exchange to exchange clinical data and to extract data to facilitate the development of their databases. Additionally, we can serve our high-level user base by providing future opportunities for third-party services to be offered through our distribution channels.

    LEVERAGE OUR TECHNOLOGY PLATFORM. Our products use a common technology platform, including common architecture, data structures, analytic processing tools, clinical algorithms and telecommunication protocols. Additionally, our products frequently integrate with a variety of other vendors' products or enable direct interactions among those products. By using the Internet and serving as a centralized application service provider, our solution represents a high-value proposition for our customers. Furthermore, since our products are technologically intensive and connect disparate industry segments, customers cannot replicate our products without incurring substantial costs.

    PURSUE TARGETED STRATEGIC RELATIONSHIPS AND ACQUISITIONS. We intend to pursue strategic relationships and acquisitions that would bolster our distribution channels in core areas or expand our service offerings to customers. For example, on January 12, 2001, we acquired Strategic Outcomes Services, Inc., a pharmacoeconomic consulting firm based in Research Triangle Park, North Carolina, to expand our consulting services to the pharmaceutical and biotechnology industries and to improve our ability to sell our pharmaceutical and biotechnology products. We plan to continue to seek targeted partnerships and acquisitions that are consistent with our objective to improve quality and efficiency in health care.

PRODUCTS AND SERVICES

    We provide an integrated suite of Internet-based products designed to access, analyze and apply clinical information to improve the process of decision surrounding the point of care. Our customers use these products to build relationships and to improve the quality and delivery of clinical care. We also provide consulting services to compliment our products. To date, we have deployed products for both health care providers and for pharmaceutical and biotechnology companies. For health care providers, we offer our Care Management System, Free Benchmarking( TM), Care Data Exchange, Technology Assessment Tools and consulting services. For pharmaceutical and biotechnology companies, we offer our Lifecycle Decision System and consulting services.

    An overview of our products and services can be seen in the table below:

PRODUCT OR SERVICE                              TARGET MARKET                     CORE FUNCTION
------------------                              -------------                     -------------
Care Management System (formerly       Hospitals and health systems     Managing clinical efficiency and
  called CaduCIS)                                                         reduce medical errors using
                                                                          clinical data

Care Data Exchange (formerly called    All health care participants     Securely exchanging clinical
  CareStandard)                                                           information at the point of care
                                                                          via the Internet

Lifecycle Decision System (formerly    Pharmaceutical and               Managing drug development
  called CareScript)                     biotechnology companies          processes

Free Benchmarking (formerly called     Hospitals and health systems     Direct hospital-hospital
  CaduCIS Net)                                                            performance comparisons using
                                                                          public data

Technology Assessment Tools            All health care participants     Evaluation and procurement of
                                                                          health information technologies

Consulting for Health Care Providers   Hospitals and health systems     Evaluating organizational
  (formerly called Institute for                                          processes and management
  Management Development)                                                 infrastructure

Consulting for Pharmaceutical and      Pharmaceutical and               Analyzing clinical and economic
  Biotechnology Companies*               biotechnology companies          performance of new
                                                                          pharmaceutical products

------------------------

* On January 12, 2001, we acquired Strategic Outcomes Services, Inc., a pharmacoeconomic consulting firm based in Research Triangle Park, North Carolina. For more information concerning the acquisition see "Recent Developments."

CARE MANAGEMENT SYSTEM

    The CareScience Care Management System (formerly called CaduCIS) applies cutting-edge analysis methods to help health care provider organizations improve their clinical performance by allowing users to:

    - identify the underlying causes of high complication rates and clinical performance opportunities;

    - achieve measurable care process improvement and efficiency gains;

    - support initiatives for profiling, case management or physician education;

    - provide instant access to the outcomes information and practice patterns that guide medical management;

    - automate the process of data gathering, analysis and reporting;

    - establish a high-validity, clinically rigorous basis for collaboration between physicians and management; and

    - reduce health care institutions' financial and legal risks.

    The Care Management System helps health care provider organizations take advantage of the vast data resources that often remain trapped or underutilized within organizations. The Care Management

System's Internet-based interface enables medical officers, clinical analysts, physicians and health care professionals to do their jobs more effectively. In particular, the Care Management System helps:

    - quickly identify problem areas;

    - hypothesize about care process or outcome improvement opportunities;

    - evaluate and test these hypotheses against real data; and

    - establish likely causes of problems before intervention.

    We typically sell the Care Management System pursuant to three- to five-year contracts. Contract pricing is estimated based on a per-encounter basis. Customers typically have unlimited access to data and are supported by an array of telephone and email help, data validation and management, product training classes and ad-hoc services.

    FEATURES

    Some features of the Care Management System are:

    COMPLICATION IDENTIFICATION: We apply sophisticated disease- and outcome-specific risk adjustment methodologies in the Care Management System to accurately distinguish between treatment variations and patient risk factors or new complications and pre-existing conditions.

    CONTINUOUS-SCALE RISK ASSESSMENT: The Care Management System calculates patient-specific risks for outcomes including mortality, complication frequency, complication morbidity, length of stay, charges and cost.

    INTEGRATED DATABASE: We construct an integrated, longitudinal clinical and financial resource detail database for the Care Management System using a health care provider's existing data from its core patient information systems.

    UNIFIED MEDICAL LANGUAGE: The Care Management System incorporates the National Library of Medicine's Unified Medical Language System to create common coding definitions about tests, therapies, interpretations and related activities across facilities.

    AD-HOC QUERIES: The Care Management System includes an ad-hoc query feature that allows users to construct questions using "common language" terms.

    CARE PROCESS ANALYSIS: The Care Management System automatically applies our algorithms to daily resource data and clinical outcomes data for the identification of unique care process pathways by disease and "best practice" within each path.

    CARE MANAGEMENT SYSTEM CASE STUDY EXAMPLE

    THE CARE MANAGEMENT SYSTEM ALERTED A HOSPITAL TO A PROBLEM WITH MEDICAL ERRORS IN PATIENTS WITH AN INTESTINAL BLOCKAGE. USING THE TOOL, USERS DETERMINED THAT THE AMOUNT OF INTRAVENOUS FLUID PROVIDED WAS TOO MUCH FOR SOME OF THE PATIENTS WITH WEAKER HEARTS. THAT EXCESS FLUID RESULTED IN A DANGEROUS CONDITION WHERE FLUID ACCUMULATES IN THE LUNGS AND BREATHING BECOMES DIFFICULT. THIS COMPLICATION WAS COSTLY DUE TO THE NEED FOR DRUG TREATMENT TO REMOVE THE EXTRA FLUID AS WELL AS LAB AND X-RAY TESTS TO MONITOR THE TREATMENT. IN LESS THAN 5% OF THE TIME IT WOULD HAVE TAKEN WITHOUT THE CARE MANAGEMENT SYSTEM, TWO USERS WERE ABLE TO QUICKLY IDENTIFY A TOTAL OF 250 CASES OF THIS COMPLICATION REPRESENTING MORE THAN $1.4 MILLION IN UNNECESSARY, UNCOMPENSATED FEES.

FREE BENCHMARKING

    CareScience's Free Benchmarking service on the Internet (formerly called CaduCIS Net) helps health care providers understand how their clinical performance compares against risk-adjusted standards drawn from Medicare and all-payor state data, where available. Free Benchmarking is used to generate our name awareness, drive requests for more information concerning our products and services and as a service to the health care provider community.

    At no cost to registrants, Free Benchmarking lets qualified hospitals, physician groups and health systems pinpoint opportunities for improvement across diseases and compare patient mix and outcomes among institutions in a defined local or national marketplace. To better manage these processes, these health care participants need to subscribe to our Care Management System.

    Free Benchmarking provides access to publicly available data: MEDPAR files of nationwide Medicare patients and available state-sponsored inpatient databases. These databases have been risk-adjusted using CareScience's proprietary techniques and include standardized outcomes by ICD-9 principal diagnosis, DRG, MDC and ICD-9 principal procedure for facility benchmarking and comparative screening purposes. Flags highlight diseases where results are significantly better or worse than benchmarked performance, to focus attention on high-impact diseases for quality or cost improvement.

CARE DATA EXCHANGE

    The Care Data Exchange (formerly called CareStandard) is a peer-to-peer technology being developed by us, which will allow health care organizations to share patient information across locations--allowing providers direct access to patient data when and where it is most needed--at the point of care. The Care Data Exchange will provide secure, real-time Internet access to clinical results, patient demographics, medical records and other critical data from the original source.

    The Care Data Exchange is expected to offer:

    - cross-enterprise and health system participation;

    - Internet-based access to indexed patient records;

    - plug-and-play technology to interface with existing information systems;

    - real-time peer-to-peer data sharing; and

    - local control of business relationships and source data.

    The Care Data Exchange will give individual health care organizations the ability to store and manage their own data while making it accessible to all authorized users within a designated network. This peer-to-peer approach reduces the cost of data sharing while minimizing the competitive issues surrounding data ownership and access privileges.

    Care Data Exchange users will include:

    - hospitals and health systems;

    - independent physician groups;

    - clinics and outpatient facilities;

    - labs and ancillary care providers;

    - public health agencies;

    - health plans and employers; and

    - pharmacies.

    Assuring that all necessary clinical information is available at the point of care can significantly reduce medical errors, eliminate unnecessary and redundant treatments, and improve the process of health care. Together, the elements of the Care Data Exchange help overcome the financial, competitive, and technical obstacles to building the alliances and data-sharing capabilities necessary to empower caregivers, benefit patients, and protect the autonomy of participating institutions.

    We are entering into agreements with other vendors to become our Care Data Exchange partners. As a Care Data Exchange partner, a vendor's Internet solutions can be integrated into the Care Data Exchange peer-to-peer network, enabling a broader range of data-sharing capabilities. In addition, we and our partners intend to offer implementation, integration and support services to optimize the use of the Care Data Exchange and our other technologies.

    The Care Data Exchange is currently under development in Santa Barbara County, California. The full implementation of the Santa Barbara County Care Data Exchange pilot project will lead to nationwide availability of Care Data Exchange technologies later in 2001. This project is the result of a partnership between us and the California HealthCare Foundation, a non-profit philanthropic organization. Importantly, we are designing the Care Data Exchange to be highly scalable and capable of being expanded at low marginal cost. Markets for this health care information utility can be accessed on a community-by-community or health system-by-health system basis.

    CARE DATA EXCHANGE HYPOTHETICAL EXAMPLE

    A PHYSICIAN IS TREATING A NEW PATIENT WHO STATES THAT HE WAS RECENTLY SEEN IN A HOSPITAL EMERGENCY ROOM BY ANOTHER PHYSICIAN AND HAD A PRESCRIPTION FILLED THAT HE CAN'T REMEMBER. THE PHYSICIAN IS ABOUT TO ORDER AN EXPENSIVE SERIES OF LABORATORY TESTS, BUT BEFORE SHE SUBMITS THE ORDER, SHE RETRIEVES THE PATIENT'S LAB RESULTS FROM THE EMERGENCY ROOM AND THE PATIENT'S PRESCRIPTION HISTORY FROM THE LOCAL PHARMACY. SHE DISCOVERS THAT THE LAB REGIMEN THAT SHE WAS ABOUT TO ORDER WAS ALREADY COMPLETED BY THE HOSPITAL AND THAT THE PATIENT HAD MORE THAN ONE ABNORMAL RESULT. ONCE AGAIN USING THE CARE DATA EXCHANGE, SHE ORDERS A SINGLE FOLLOW UP LAB TEST AND AN IMPORTANT PRESCRIPTION. FORTUNATELY, THE PHYSICIAN IS ALERTED IMMEDIATELY TO A DRUG ALLERGY THAT THE PATIENT HAD FORGOTTEN, SO THE PHYSICIAN CHANGES HER DRUG ORDER TO ANOTHER PRODUCT. IN LESS THAN FIVE MINUTES, THE PHYSICIAN HAS RETRIEVED IMPORTANT CLINICAL DATA AND INITIATED A SAFE, EFFECTIVE TREATMENT.

TECHNOLOGY ASSESSMENT TOOLS

    We also offer Technology Assessment Tools--and our CareScience Certified-TM-program--to help health care organizations evaluate Internet-based health care technologies.

    Technology Assessment Tools allow purchasers to compare and evaluate Internet-based health care technologies. Through an interactive, online directory, we bring purchasers of health care Internet applications together with technology suppliers to streamline the technology selection process.

    For health care providers seeking market intelligence, our Technology Assessment Tools provide a product-neutral aid for the decision-making process. Health care providers can:

    - review solutions for performance and qualifications;

    - compare competing products side-by-side;

    - consult user comments and peer reviews;

    - publish electronic requests for proposals online; and

    - join online discussion groups.

    Our CareScience Certified program is an added feature of the Technology Assessment directory and recognizes those Internet-enabled solutions that meet industry standards for security, interoperability and product usability.

CONSULTING FOR HEALTH CARE PROVIDERS

    Our consulting services complement our Internet-based Care Management System and Free Benchmarking to offer winning strategies for sophisticated clinical process management and quality improvement. Our analytical capabilities are powerful and complex enough to help providers identify areas in which complications are unnecessarily high or wasteful, contributing to unneeded expense.

    We are helping health care leaders build customized care management infrastructures that will continuously generate the knowledge necessary to more effectively guide care decisions and meet other top-priority objectives like:

    - Optimizing the use of the Care Management System;

    - establishing a formal plan for clinical care management improvement;

    - discovering the root causes for specific, actual clinical outcomes;

    - executing a strategic plan for continuous quality and cost improvement;

    - reducing clinical costs by focusing on the expense of substandard clinical processes; and

    - planning performance improvement methods that will win the approval of everyone involved in the care management process.

    We also offer consulting services to optimize the implementation, integration and support of the Care Data Exchange.

LIFECYCLE DECISION SYSTEM

    Our Lifecycle Decision System (formerly called CareScript) builds upon the proprietary de-identified databases created by our other product lines, and uses this data to answer important development, market-targeting and pricing questions for pharmaceutical and biotechnology companies. The Lifecycle Decision System accelerates and perfects organizational decision-making, helping pharmaceutical and biotechnology companies create medications that perform better for patients and the marketplace.

    The Lifecycle Decision System provides a combination of proprietary, risk-adjusted data, Internet applications, customized extranet development and group decision-making tools to help pharmaceutical and biotech companies optimize their market access. Our Life Cycle Decision products foster integrated analyses and promote systematic planning and workflow for various therapeutic areas. Customers use our Lifecycle Decision System to:

    - identify unmet therapeutic needs;

    - quantify the efficacy of therapeutic options;

    - improve the design and execution of clinical trials;

    - reduce risks and expenses;

    - analyze clinical data more efficiently;

    - determine optimal product differentiation and positioning; and

    - increase the likelihood of achieving economic targets.

    We strictly adhere to federal, state and local privacy regulations, identifiable information about patients, physicians and facilities is not available through the Lifecycle Decision System.

    LIFECYCLE DECISION SYSTEM CASE STUDY EXAMPLE

    RESEARCH DATA INDICATES THAT A NEW CHEMICAL COMPOUND DEVELOPED BY A PHARMACEUTICAL COMPANY IS EFFECTIVE AGAINST A WIDE RANGE OF DISEASES. USING OUR LIFECYCLE DECISION SYSTEM DATABASE AND SERVICES, THE PHARMACEUTICAL MAKER WAS ABLE TO DETERMINE THE TYPE AND FREQUENCY OF THOSE DISEASES IN UNITED STATES HOSPITALS NATIONALLY, REGIONALLY AND LOCALLY. THE LIFECYCLE DECISION SYSTEM ALSO DETERMINED THE SEASONAL AND AGE-RELATED VARIABILITY OF THOSE DISEASES. WE EXPECT THAT FURTHER USE OF THE LIFECYCLE DECISION SYSTEM DATA AND ANALYTIC TOOLS WILL SHOW HOW EXISTING PHARMACEUTICAL PRODUCTS ARE USED TO TARGET THESE DISEASES. IT WILL ALSO BE ABLE TO REVEAL THE EXISTING VARIABILITY IN TREATING THESE CONDITIONS WITH CURRENT PHARMACEUTICAL PRODUCTS, THE CLINICAL OUTCOMES FOR EACH EXISTING APPROACH AND THE UNMET NEEDS OF PATIENTS WITH THESE DISEASES. THIS INFORMATION WILL ENABLE THE PHARMACEUTICAL MAKER TO DETERMINE THE MOST ATTRACTIVE COMMERCIAL OPPORTUNITY AND PROPER CLINICAL TARGET FOR THE NEXT, MORE EXPENSIVE PHASE OF THE FOOD AND DRUG ADMINISTRATION APPROVAL PROCESS. SPECIFICALLY, THE PHARMACEUTICAL MAKER CAN UNDERSTAND THE RELATIVE IMPORTANCE OF DISEASES TO TARGET, AND, FOR APPLICABLE DISEASES, WHEN TO START AND WHERE TO CONDUCT ITS TRIAL TO MINIMIZE ITS COSTS AND MAXIMIZE ITS LIKELIHOOD OF SUCCESS.

CONSULTING FOR PHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES

    Our Consulting Services complement our Internet-based Lifecycle Decision System to deliver the expertise of our clinicians, economists, researchers, programmers and statisticians to help pharmaceutical and biotechnology companies find answers to critical business questions.

    Through our recent acquisition of Strategic Outcomes Services, we provide an additional set of core consulting services to fully meet client's medical-economic information needs. For more information on the acquisition, see "Recent Developments." And our long-standing relationships with the health care community afford us a network of hospitals and health care systems accessible for clinical trial considerations.

    Through our consulting services, we:

    - conduct custom pharmacoeconomic, outcomes and clinical research projects;

    - perform economic and pricing analyses for internal decision-making and pricing strategies;

    - develop targeted health outcomes strategies to achieve optimal market access; and

    - optimize clinical trial design for greater efficiency and effectiveness.

CUSTOMERS

    We have entered into long term relationships with over 135 major hospitals, health systems, health plans and pharmaceutical and biotechnology companies. Representative customers for our products and services includes:

    - Ascension Health;

    - Borgess Health Alliance;

    - British Biotech;

    - GlaxoSmithKline plc;

    - Henry Ford Health System;

    - Pharmacia Corp.;

    - Providence Health System;

    - Rush System for Health;

    - Sisters of Mercy Health System;

    - Tenet Brookwood Medical Center;

    - University of Pennsylvania Health System; and

    - Washington Hospital Center.

    The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. During the years ended December 31, 2000 and 1999, we generated 20% and 21%, respectively, of our revenue from our development partner, the California HealthCare Foundation. During the year ended December 31, 1999, we generated 11% of our revenue from our largest customer, Providence Health System. In addition, one of our customers, Health Net, Inc., accounted for 37% of our revenue in 1998.

    The Company had five, three and two customers as of December 31, 1998, 1999 and 2000, respectively, which accounted for 77%, 37% and 29% of total accounts receivable.

TECHNOLOGY

    We have developed a core set of shared technologies that underlie all of our products The three major components of these core technologies are:

    - web hosting;

    - the care data exchange; and

    - data access and reporting applications.

    Each component is briefly described below.

    WEB HOSTING

    We operate our own web-hosting technology that provides a complete set of security, monitoring, high-availability servers and large-scale disk storage. Given that our web hosting supports our applications, we operate as an application service provider so that we can rapidly implement and upgrade our products at low cost. We provide our customers with an Internet-based environment where computation intensive functions are supported with high security, performance, availability and scalability. All of our applications are accessible through a standard Internet browser. Customer-specific databases are integrated by an analysis layer and a communications layer using a multi-tier server architecture. We maintain security through formal policies and procedures as well as technologies used to protect the integrity of the systems and the confidentiality of the sensitive data they contain. Performance and availability are maintained through a redundant design that allows for continued operation in the event of failure of individual critical components, as well as automated monitoring to detect failures.

    CARE DATA EXCHANGE

    The Care Data Exchange integrates health care data from disparate sources over the Internet. This tool manages comprehensive, patient-level collection of information including patient history, risk factors, diagnosis, test results, therapies applied and their resultant outcomes. It can process a single record or a large group of records, and is optimized for efficiency and scalability. This technology provides our customers secure, online access to advanced standard and user-defined validation rules and automatic validation reports, as well as on-line tools that manage repair or replacement of erroneous data. We facilitate process or workflow management through scheduled, automatic data file retrieval, network status monitoring, automatic error handling, and pre-planned capacity for scalability. Building from this foundation of open standards, we add custom, value-added data structures and dictionaries to capture clinical services, payor, operating unit, test, therapy and demographic information using standard definitions.

    The Care Data Exchange provides a set of core functions and an optional set of service engines that perform specialized functions on the data accessed by the Care Data Exchange. Any data accessed by the Care Data Exchange can be stored in a data warehouse for future access and to support reporting applications. The core functions in the Care Data Exchange include:

    - Data integration;

    - Validation;

    - Authentication;

    - Encryption;

    - Auditing; and

    - Performance monitoring

    The service engines in the Care Data Exchange are briefly described below.

    UNIVERSAL CORRELATION SYSTEM. The Universal Correlation System is used to identify person-specific identities across an enterprise or community. It consists of a set of neural network algorithms that use multivariate analysis to create new person objects or to match person identities to an existing object. This engine underlies the peer-to-peer tools that support clinical data sharing and can be used to create a single identity for the patients treated in a care management customer.

    CLINICAL ANALYSIS ENGINE. The clinical analysis engine adds outcome risks and complication flags to Care Data Exchange data. It draws from rules, parameters and other content and introduces three classes of variables into patient-specific data:

    - RISK ASSESSMENT. This sub-service calculates patient-specific risks for outcomes including mortality, complications, episode duration, length of stay, cost, emergency room visits, specialist referrals and hospitalizations. Patient-specific risks are computed for each diagnosis, outcome and utilization measure, using more than 5,000 severity assessment equations.

    - THERAPEUTIC NORMS. This sub-service identifies specific therapeutic norms in cases where physicians have variant practices in comparison to their peers, risk adjusted for patient differences. Practice-style variations can be compared to outcomes in order to focus inquiry on practice decisions that significantly impact outcomes.

    - COMPLICATION IDENTIFICATION. This sub-service distinguishes between newly identified complications and pre-existing conditions for both surgical and medical conditions. Risk assessment algorithms are used to separate patient determinants of complications from those related to the facility or physician.

    UNIFIED MEDICAL LANGUAGE. The Unified Medical Language assigns all incoming clinical terms to a standard clinical vocabulary based on the National Library of Medicine Unified Medical Language System. This engine allows comparisons of tests and therapies across facilities and application of treatment-specific rules. This engine also supports outbound queries by matching syntactical variants and substitute terms to requested search terms.

    HEALTH INFORMATION LOCATOR. The Health Information Locator enables the secure exchange of clinical data between cooperating health-care organizations. This engine stores and accesses metadata, which identifies the location of patient-specific health care data. This engine manages the requesting, directing and security process for data sharing. It is designed to be used by or incorporated into authorized third party applications.

    RESOURCE ACCESS DIRECTORY. The Resource Access Directory manages the security and access rules for accessing data from the Care Data Exchange. This engine creates and manages policies determining which users get to see which data for which patient at what time. This engine will be operated in compliance with security regulations required in the Health Insurance Portability and Accountability Act of 1996, as they become known with certainty.

    DATA ACCESS AND REPORTING APPLICATIONS

    Users and authorized system can access data from our data warehouses or from the Care Data Exchange by using several data access and reporting applications. These are all designed, implemented and operated by us. Each is briefly described below.

    QUERY APPLICATIONS. Query applications allow health system and pharmaceutical users to access and analyze data stored in our data warehouses. Using our query applications, users perform a variety of operations and tasks on data, including population analysis, time trending, benchmarking, hypothesis testing and performance evaluation.

    WORKFLOW APPLICATIONS. Workflow applications are used by health system and pharmaceutical users to manage the business processes of patient care and drug development, respectively. These applications allow these users to interact with data, merge outside information such as strategy, business process, decision goals, and to progress along pre-determined or customized decision processes.

    ACCESS APPLICATIONS. Access applications are used to support patient care needs at the point of care by providing patient-specific data access from our clinical data repositories or the Care Data Exchange Health Information Locator. These applications are platform independent and can be incorporated into numerous third-party applications.

STRATEGIC RELATIONSHIPS

    We have developed strategic relationships with organizations that supply important inputs into our products. We have a long-standing technology transfer relationship with the University of Pennsylvania, from which we have licensed intellectual property and methods. The University and management began this relationship in 1987 and it has grown over time as new methods and properties have been added to our portfolio. From time to time, faculty of the University of Pennsylvania provide informal advice and consultation regarding refinement of our existing methodologies and/or advice regarding potential areas of new development. This informal advice is not material to our results of operations. Dr. David J. Brailer, our Chairman, Chief Executive Officer and a member of our Board of Directors, is an adjunct faculty member of the University of Pennsylvania. The University of Pennsylvania Health System is also a non-material customer of CareScience. Also, the University owns less than one percent of our common stock. The University does not have the ability to direct or influence our operations, except as licensor under the license agreement and through its ability to vote its 124,900 shares of common stock. We are not aware of any agreements among the University and any other parties, such as other shareholders, to influence our management or operations. We have no agreements with the University, informal or formal, other than a non-material customer agreement and the license agreement.

    We entered into our license agreement with the University on July 1, 1993 and amended it effective on April 1, 1995 and May 1, 1997. That agreement expires on March 31, 2025, unless sooner terminated by the University upon our default or sooner terminated by us upon 90 days' notice to the University. Under the license agreement, the University grants a royalty-bearing, worldwide, exclusive license to us for the use of the software code which forms the basis for our technology and the proprietary analytic routines which were used to create the software, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with our customers. We pay the University royalties for the license in an amount equal to a percentage of fees we receive for allowing others to use or to sublicense the technology. We are obligated to pay the University a minimum level of $75,000 per year in royalties, regardless of the fees we collect. If we fail to pay the minimum level of royalty fees every year, the University has the option to convert our exclusive license to a non-exclusive license. The University retains the right to publish the material we license, although the University must notify us in advance of their intention to publish in order that a filing for intellectual property protection of such material may be made. In the event of such publication, to the extent that intellectual property protection is not available for such material, the University agrees to negotiate with us in good faith as to whether the disclosure can be appropriately modified or withheld, although we do not have a right to prevent any such disclosure. The University has not disclosed any information about the licensed material and, to our knowledge, the University has no plans to do so. Pursuant to the license agreement, we agree to indemnify and hold the University harmless against claims which arise out of the use of the licensed material by us or parties with which we contract.

    We have entered into a consulting agreement with California HealthCare Foundation for a term beginning October 1, 1999 until the earlier of September 30, 2002, or the completion of an extensive work plan, unless sooner terminated. The work plan includes the production of a local business model for the Internet-based cooperative sharing of clinical health information that may then be replicated in other localities. The purpose of the agreement is to establish a management office to facilitate the development and maintenance of a care data utility for the sharing of clinical health care data in Santa Barbara County. Under the terms of the agreement, the Foundation is required to make payments to us upon various milestones, including the receipt and approval of narrative and financial reports, work plans, deliverables and budget projections, which may not exceed a total of approximately $4.6 million. The Foundation owns all intellectual property rights with respect to the project, subject to a license between us and the Foundation described below. Either party may terminate the agreement due to the other's breach that is not cured within 45 days of written notice from the non-breaching party.

    We also entered into a license agreement with the Foundation on October 2, 2000. That agreement expires on October 2, 2030, unless sooner terminated by the Foundation upon our default or sooner terminated by us upon 90 days' notice to the Foundation. Under the license agreement, the Foundation grants a royalty-bearing, worldwide, exclusive license to us for the use of the software code which forms the basis for the Care Data Exchange, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with our customers. We pay the Foundation royalties for the license in an amount equal to a percentage of fees we receive for allowing others to use or to sublicense the technology. We are obligated to pay the Foundation a minimum level of $25,000, $41,250, $57,500, $73,750 and $90,000 per year in royalties for the year 2001, 2002, 2003, 2004 and 2005 and each year after 2005, respectively, regardless of the fees we collect. If we fail to pay the minimum level of royalty fees every year, the Foundation has the option to convert our exclusive license to a non-exclusive license. Pursuant to the license agreement, we agree to indemnify and hold the Foundation harmless against claims which arise out of the use of the licensed material by us or parties with which we contract.

MARKETING AND SALES

    We sell our products through a geographically distributed sales force in the health care provider and pharmaceutical and biotechnology markets. We have positioned ourselves as a leader in the provision of Internet-based products to improve the quality and efficiency of health care. We market our products and services by:

    - conducting executive education programs aimed at health industry executives;

    - providing consulting activities aimed at solving important management problems faced by health system executives;

    - enhancing links with The Wharton School and its nationally prominent health care management programs;

    - publishing in academic journals and speaking regularly at conferences attended by health industry leaders;

    - developing a customer service and consulting staff with strong clinical, management and analytic expertise; and

    - leading research about clinical-decision support and other important methodological frontiers.

    By following this strategy, we have become the preeminent vendor of Internet-based tools designed to improve the quality and efficiency of health care to chief medical officers and other key decision-makers in health systems. These individuals are becoming increasingly prominent in senior management positions and are gaining accountability as medical management becomes essential to health system operations.

    We have supplemented our brand identity by the free distribution of Free Benchmarking. This tool is used by more than 3,000 health care organizations. Also, we recently began publicizing the launch of the Santa Barbara Care Data Exchange demonstration project in Santa Barbara County, California, and our Technology Assessment Tools. These efforts will continue our positioning as an innovator of Internet-based clinical products.

    We have used the Care Management System to build a distribution channel to health care systems and the Lifecycle Decision System for pharmaceutical makers and biotechnology firms. We sell our products into these sectors through a national sales force of highly experienced sales executives who manage all aspects of sales and also generate cross selling referrals to other products. Within our distribution channels, we cross-sell our other products in the following ways:

    - Care Management System customers can benefit by implementing the Care Data Exchange;

    - the Care Data Exchange can be complemented by our consulting services and our data hosting and access services; and

    - our pharmaceutical and biotechnology consulting customers can benefit by implementing the Lifecycle Decision System and the Lifecycle Decision System can be complemented by those consulting services.

PRODUCT DEVELOPMENT

    We have been a leader in the management of health care quality and efficiency using the Internet by focusing on changes in the analysis and application of information to patient care. Our technology arose from fundamental research in risk assessment, outcomes measurement, care-process analysis, medical-language processing and data integration and validation at the University of Pennsylvania, beginning in the late 1980s. Researchers have published more than ten scientific manuscripts about the methodologies underlying our products and other publications are underway at this time regarding new advances, which we intend to commercialize in the future.

    From this research base, we have built a track record for commercializing significant advances in clinical management and information-sharing products. We have accomplished this by nurturing technology transfer-relationships with scientists, from which we can acquire and commercialize new technologies. Our development is coordinated by our research center, which is staffed with our employees and by academic scientists and which can balance the academic needs of scientists with proprietary requirements. Our research center works closely with our product engineers to prototype new innovations.

    In addition to design of products in the laboratory, we refine our products in demonstration projects. For example, we tested our Care Management System in a group of health systems, and our consulting services for health care providers in two major health systems before commercialization. We are currently demonstrating our Care Data Exchange in California.

COMPETITION

    Each of our product lines face different competitors, although we believe that our total solution as a whole has no single competitor. We have few pure Internet-based competitors, but Internet-based competition is increasing and many off-line organizations are adding Internet capabilities. We believe that competition in our industry is based on the performance, utility, price and level of comprehensiveness of products.

    CARE MANAGEMENT SYSTEM. There are no dominant care-management firms serving the hospital or health plan markets, and Internet-based entities have not established a credible base in this market. Rapid growth and the demand for a new generation of care-management tools has opened this market sector to new entrants. Therefore, most Care Management System competition arises from clinical information system companies that offer data warehousing or benchmarking. These firms offer large-scale transactional databases and applications, but their current data warehouses do not have clinical analysis methodologies or the ability to change the way that health care constituents interact with each other and with physicians or consumers. These firms tend to be administratively oriented and focus on external comparisons rather than the internal management of care.

    CARE DATA EXCHANGE. The Care Data Exchange faces a diverse array of competitors, including consulting firms, technology vendors, and local efforts. Most vendors offer a proprietary approach with pre-packaged end-user applications rather than allowing customers their choice of applications. Additionally, these products are aimed primarily at the flow of claims and financial data, rather than clinical data. Large consulting firms have presented plans for new activities in data sharing. However, their core business model is to focus on application implementation, not data sharing. In addition, these consulting firms tend to have long-standing relationships with large hospital information system vendors that prevent them from being vendor-neutral, and they have not yet been able to adapt their value proposition to the Internet.

    LIFECYCLE DECISION SYSTEM. The Lifecycle Decision System competes with contract research organizations and pharmaceutical information companies. Contract research organizations are increasingly offering pharmacoeconomic studies and outcomes research to pharmaceutical companies and directly to the health care market. Pharmaceutical information companies are the largest suppliers of information to the pharmaceutical industry. However, these firms have not focused on market economics or outcomes, and the information provided is generally limited to traditional market research data and analysis. Generally, these firms do not offer complete outsourcing of strategic analysis for drug development. Many of these groups also lack integrated patient-level clinical, laboratory and pharmacy information over time.

GOVERNMENT REGULATION

    The collection, storage and transmission of personal information about an individual, especially health care information, is extensively regulated by federal and state governmental authorities in the

United States. A variety of federal and state laws protect a person's medical records and information as confidential, including the federal Health Insurance Portability and Accountability Act of 1996. In addition, several federal and state privacy laws have strict requirements governing the treatment of particularly sensitive health data, such as information regarding an individual's HIV status, mental health, or substance abuse problems. Widespread access to the Internet, and the high speed at which data is transferred over the Internet, make this medium especially vulnerable to breaches of confidentiality.

    As required by the Health Insurance Portability and Accountability Act of 1996, the U.S. Department of Health and Human Services has promulgated final regulations to protect the confidentiality of individually identifiable health information that is stored or transmitted electronically. This information is referred to as "protected health information." The regulations will be effective on April 14, 2001 and all affected organizations will be required to be by April 14, 2003. The Health Insurance Portability and Accountability Act of 1996 privacy regulation prohibits health care providers, health insurance plans and health care clearinghouses, referred to as "covered entities," from using or disclosing protected health information without the individual's authorization, except as permitted by the proposed regulations. Additionally, the regulation requires a covered entity to protect an individual's medical records from unauthorized disclosure for the life of the individual plus two years after the individual's death.

    The regulation also outlines procedures and policies that covered entities must establish regarding the collection, storage and dissemination of protected health information. Finally, the privacy regulation also governs business associates of a covered entity who receive protected health information from a covered entity.

    In some of our business relationships we will be subject to the Health Insurance Portability and Accountability Act of 1996 privacy regulation as a covered entity, and in other business relationships we will be considered a business associate of a covered entity. Over the two years following the effective date of the final regulation, we will need to ensure that our internal policies and procedures meet the requirements of the regulation. We will also need to ensure that our business relationships with persons who share information with us, and with whom we share information, meet the requirements of the regulations. Under the final regulation, in many situations our exchange of protected health information will not require a patient's authorization under the regulation. However, even in these situations we must be very careful to safeguard the information against receipt by persons other than the intended recipient. We will need to implement technical safeguards to ensure that information in our systems can only be accessed by authorized persons. We do not expect to significantly modify our products or business operations or materially increase our expenses in response to currently proposed regulations.

    Two years after the final regulation becomes effective, we will be subject to periodic reviews by the federal government to verify our compliance with the regulations. If we are found not to be in compliance, we may have to pay penalties. Additionally, if we are found to have misused any protected health information, we may face substantial monetary penalties and our management or employees could face imprisonment.

    Recently, the Secretary of the U.S. Department of Health and Human Services invited interested parties to offer comments on the final regulations. Those comments are due by March 31, 2001. While the regulations have been published as final, the invitation for public comment may mean that these regulations may be further amended or revised This could substantially change our responsibilities with respect to patient consent as well as with respect to safeguards of confidential patient information, permissible disclosures of that information without prior patient consent, the manner of those disclosures and the storage of that information.

    Under the Health Insurance Portability and Accountability Act of 1996, the privacy regulation sets a federal standard for the privacy of protected health information; however, the Health Insurance Portability and Accountability Act of 1996 provides that state medical privacy laws will preempt the federal standard if the state law is not contrary to and is more stringent that the federal standard. Therefore, we will still be subject to provisions of state laws to the extent that they preempt the federal standard. Some state laws establish strict requirements for the maintenance and dissemination of an individual's health records, especially when those records contain particularly sensitive data such as HIV status, mental health information or substance abuse information.

INTELLECTUAL PROPERTY

    We have licensed intellectual property from the University of Pennsylvania and from the California HealthCare Foundation. The intellectual property underlying our online analytic processing software is licensed exclusively to us by the University of Pennsylvania in a 30-year agreement, which include payments by us of royalties or sublicense fees. The intellectual property used in our care data utility software is licensed exclusively to us by the California HealthCare Foundation in a 30-year agreement, which include payments by us of royalties or sublicense fees. We consider the technology we own and license to be fundamental to the success of our operations.

    We have spent approximately $4.7 million, $1.5 million and $1.7 million in the years ended December 31, 2000, 1999 and 1998, respectively, on research and development activities.

    We own proprietary software that we have developed and used in our operations which we consider to be trade secrets.

EMPLOYEES

    As of December 31, 2000, we employed 147 people, including 77 in research and development, 28 in sales and marketing, 27 in professional services and 15 in administration.

SUBSEQUENT EVENTS

    On January 12, 2001, we acquired the assets and employees of Strategic Outcomes Services, Inc., a pharmacoeconomic and outcomes research consulting firm based in Research Triangle Park, North Carolina. The acquisition will be accounted for as a purchase transaction. The purchase price consisted of a combination of $1.1 million in cash and 250,000 shares of our common stock. We will also be obligated to pay the shareholders of Strategic Outcomes Services future amounts of cash over the next three years, but only if certain performance targets are met.

ITEM 2. PROPERTIES

    Our headquarters and application service provider operations are located in Philadelphia, Pennsylvania, where we lease approximately 20,000 square feet of office space. We also lease approximately 7,000 square feet of office space in San Francisco, California, and approximately 3,700 square feet of office space in Research Triangle Park, North Carolina. In addition, we have permanent employees who work from home offices in Ann Arbor, Michigan; Atlanta, Georgia; Austin, Texas; Boston, Massachusetts; Bridgeport, Connecticut; Chicago, Illinois; Milwaukee, Wisconsin; Portland, Oregon; and Santa Barbara, California.

ITEM 3. LEGAL PROCEEDINGS

    We are not involved in any legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our common stock is quoted on the Nasdaq National Market System under the symbol CARE. The following table sets forth the range of high and low closing prices of our common stock as reported by the Nasdaq National Market System for each period indicated:

2000                                                    LOW        HIGH
----                                                  --------   --------
Second quarter......................................   $10.02     $10.56
Third quarter.......................................     2.25       9.97
Fourth quarter......................................     0.59       3.13

DIVIDEND POLICY

    We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

    On January 12, 2001, in connection with the acquisition of Strategic Outcomes Services, Inc., we issued 250,000 shares of our common stock to the 19 shareholders of Strategic Outcomes Services. Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

USE OF PROCEEDS

    On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.2 million. As of December 31, 2001, we have used approximately $14.2 million of the net proceeds from our initial public offering of which approximately $6.0 million was used for working capital and other general corporate purposes, approximately
$6.5 million was used for dividends on and the redemption of preferred stock and approximately $1.7 million was used for the purchase of property plant and equipment.

ITEM 6. SELECTED FINANCIAL DATA

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

    Our statement of operations balance sheet data have been derived from our financial statements, which have been audited by Arthur Andersen, LLP, independent public accountants, and are included herein. You should read the data set forth below together with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes contained in this Form 10-K.

                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   1996       1997       1998       1999       2000
                                                 --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.......................................  $ 1,116    $ 1,041    $ 2,552    $ 4,351    $  7,822
Cost of revenues(1)............................      886      1,494      1,904      2,509       4,645
                                                 -------    -------    -------    -------    --------
  Gross profit (loss)..........................      230       (453)       648      1,842       3,177
Operating expenses:
  Research and development(2)..................      911      1,555      1,669      1,460       4,651
  Selling, general and administrative(3).......    1,329      2,241      3,169      3,897       9,570
  Stock-based compensation.....................       --         --         --        233       1,347
                                                 -------    -------    -------    -------    --------
    Total operating expenses...................    2,240      3,796      4,838      5,590      15,568
                                                 -------    -------    -------    -------    --------
      Operating loss...........................   (2,010)    (4,249)    (4,190)    (3,748)    (12,391)
Interest (income) expense, net.................      (77)        47        418        (78)      1,070
                                                 -------    -------    -------    -------    --------
Net loss(4)....................................   (1,933)    (4,296)    (4,608)    (3,670)    (11,321)
Preference distribution on preferred stock.....       --         --         --         --       5,717
Accretion of redemption premium on preferred
  stock........................................       --         --          9        401         254
                                                 -------    -------    -------    -------    --------
Net loss applicable to common shareholders.....  $(1,933)   $(4,296)   $(4,617)   $(4,071)   $(17,292)
                                                 =======    =======    =======    =======    ========
Net loss per common share:
  Basic and diluted............................  $ (0.54)   $ (1.27)   $ (1.36)   $ (1.20)   $  (2.12)
Weighted average shares outstanding:
  Basic and diluted............................    3,558      3,388      3,388      3,388       8,150
Pro forma net loss per common share:
  Basic and diluted(5).........................                        $ (1.36)   $ (1.08)   $  (1.39)

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents..........................   $3,853     $2,370     $5,346     $3,382    $29,878
Working capital....................................    3,855      2,167      3,845        453     25,465
Total assets.......................................    4,842      4,221      6,794      5,350     33,913
Deferred revenue...................................      151        239        820      2,924      3,036
Debt and capital lease obligations, less current
  portion..........................................    1,213      4,519        570        460        429
Mandatorily redeemable preferred stock.............       --         --      4,280      4,682         --
Total shareholders' equity (deficit)...............    3,156     (1,140)       195     (3,644)    27,965

------------------------

(1) Excludes stock-based compensation of $121,000 and $671,000 for the years ended December 31, 1999 and 2000, respectively.

(2) Excludes stock-based compensation of $20,000 and $598,000 for the years ended December 31, 1999 and 2000, respectively.

(3) Excludes stock-based compensation of $92,000 and $78,000 for the years ended December 31, 1999 and 2000, respectively.

(4) Before accretion of redemption premium and preference distribution on preferred stock.

(5) Unaudited pro forma basic and diluted earnings per share have been included on the face of the statements of operations for the years ended
    December 31, 1998, 1999 and 2000 to show the net loss per common share before the effect of the preference distribution on preferred stock and the accretion of the redemption premium on preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES TO THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS PROSPECTUS. THE FOLLOWING INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT OUR CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. WE USE WORDS SUCH AS ANTICIPATES, BELIEVES, EXPECTS, FUTURE, AND INTENDS, AND SIMILAR EXPRESSIONS TO IDENTIFY FORWARD-LOOKING STATEMENTS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH APPLY ONLY AS OF THE DATE OF THIS PROSPECTUS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR OUR PREDICTIONS. FOR A DESCRIPTION OF THESE RISKS, SEE THE SECTION ENTITLED "RISK FACTORS" BELOW.

OVERVIEW

    We released our first Internet products, Care Management System (formerly called CaduCIS) and Free Benchmarking (formerly called CaduCIS Net), in 1996. Since our first product release, we have signed over $27 million in multi-year contracts with customers for our products. In March 1999, we formed our Care Data Exchange product line, and have entered into a $4.6 million contract with the California HealthCare Foundation to develop our Care Data Exchange technology and business model. In the fall of 1999, we formed our Lifecycle Decision System product line. In the fall of 2000, we terminated our CareSense and CareLeader product lines. We did not generate any revenues from the Lifecycle Decision System, CareSense or CareLeader product lines in 1999. We have commenced sales of the Lifecycle Decision System.

    We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from training, implementation and consulting services. We sell our products individually or as an integrated suite of products and services. We price our products on a per-encounter basis, such as the number of a hospital's patient admissions or outpatient visits.

    Our subscription agreements typically cover an initial three- to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered.

    Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $820,000, $2.9 million and $3.0 million at December 31, 1998, 1999 and 2000, respectively.

    More than 135 health care organizations subscribe to our products. Our contract with the California HealthCare Foundation represented approximately 22% of our 2000 revenues.

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

    Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2000, we had net operating loss carryforwards of approximately $26.0 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2020. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. See Note 4 of the Notes to Financial Statements in this Form 10-K for additional information regarding these carryforwards.

    On June 28, 2000 we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.4 million from the initial public offering on July 5, 2000.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

    REVENUES

    Total revenues were $7.8 million, $4.4 million and $2.6 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent increases of 80% from 1999 to 2000 and 70% from 1998 to 1999. The increase was primarily related to revenues generated from newly signed customer contracts. We anticipate our revenue to grow at a significant rate. The ultimate growth of our revenue is dependent upon the timing of the signing of contracts and the introduction of new products.

    Unrecognized revenues related to customer contracts (backlog) as of December 31, 2000 totaled $14.3 million, of which we expect to recognize $7.2 million in 2001 in accordance with our revenue recognition policy.

    COST OF REVENUES

    Cost of revenues were $4.6 million (excluding stock-based compensation of $671,000), $2.5 million (excluding stock-based compensation of $121,000) and $1.9 million in the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent an increase of 85% from 1999 to 2000 and 32% from 1999 to 1998. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

    Our gross profit margin decreased to 41% in 2000 from 42% in 1999, as compared to 25% in 1998. This decrease in gross profit margin from 1999 to 2000 is primarily related to increased costs to service anticipated customer growth. This increase in gross profit margin from 1998 to 1999 is primarily due to increased revenues spread over a fixed base of costs. We do not expect significant changes in gross profit margin for the foreseeable future.

    RESEARCH AND DEVELOPMENT

    Research and development costs were $4.7 million (excluding stock-based compensation of $78,000), $1.5 million (excluding stock-based compensation of $20,000) and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent an increase of 219% from 1999 to 2000 and a decrease of 13% from 1998 to 1999.

    This increase from 1999 to 2000 is primarily due to additional research and development costs supporting our new product development. This decrease from 1998 to 1999 is primarily due to the timing of changes in personnel. We expect research and development costs to increase in the future as we continue the development of products.

    As a percentage of revenue, research and development costs were 59%, 34% and 65% of revenue in 2000, 1999 and 1998, respectively. We expect the growth in revenue to exceed the growth in research and development costs. Therefore, we expect these costs will decrease as a percentage of revenue in the future.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were $9.6 million (excluding stock-based compensation of $598,000), $3.9 million (excluding stock-based compensation of $92,000) and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represent an increase of 146% from 1999 to 2000 and 23% from 1998 to 1999. This increase in 2000 was primarily related to additional personnel, marketing and technical infrastructure expenditures and in 1999 was primarily related to hiring of additional sales and management personnel to increase and support customer growth.

    We expect that selling, general and administrative expenses will continue to increase in the future in order to support our revenue growth and the need for additional infrastructure.

    As a percentage of revenues, selling, general and administrative cost was 122%, 90% and 124% in 2000, 1999 and 1998, respectively. We expect the percentage of selling, general and administrative costs to decrease in the future as our fixed costs are spread over an increasing revenue base.

    STOCK-BASED COMPENSATION

    We granted certain stock options to our officers and employees at prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.6 million. We are amortizing this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $1.3 million and $233,000 of this expense during the years ended December 31, 2000 and 1999, respectively.

    INTEREST INCOME AND EXPENSE

    Net interest income was $1.1 million and $78,000 for the years ended December 31, 2000 and 1999, respectively. This amount arose primarily from investment interest income offset by interest expense from capital lease obligations. Net interest expense for the year ended December 31, 1998 was $419,000. This amount arose primarily from interest expense from notes payable and capital lease obligations, partially offset by investment interest income. The increase in net interest income in 2000 from 1999 is due to higher investable cash balances resulting from the cash received from our initial public offering on June 28, 2000.

    The change from net interest income in 1999 from net interest expense in 1998 is due to higher investable cash balances resulting from the cash received from the sale of our series C preferred stock in a private transaction in December 1998 and a reduction in interest expense in 1999 due to the conversion of the notes payable to shareholder into our series G preferred stock in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations and funded our capital expenditures through the public and private sale of equity securities, supplemented by private debt and equipment leases. We believe that available cash and investment balances at December 31, 2000 will be sufficient to fund anticipated capital expenditures and working capital requirement for at least the next 12 months. As of December 31, 2000, we had $29.9 million in cash and investment balances and working capital of $25.5 million.

    Net cash used in operating activities was $7.5 million and $1.4 million for the years ended December 31, 2000 and 1999, respectively. For those periods, net cash used in operating activities was primarily to fund losses from operations.

    Net cash used in investing activities was $5.7 million and $195,000 for the years ended December 31, 2000 and 1999, respectively. Investing activities consisted primarily of purchases of and proceeds from available-for-sale securities and property and equipment.

    Net cash from financing activities was $36.6 million and a use of $370,000 for the years ended December 31, 2000 and 1999, respectively. The net cash from financing activities in 2000 consisted primarily of the proceeds of the initial public offering net of the payment of dividends and redemption of preferred stock. Net cash used in financing activities in 1999 consisted primarily of payments on capital lease obligations.

    As we execute our strategy, we expect significant increases in our operating expenses to fund development of current and new product lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least 2002. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain transactions. Our financial statements and related disclosures for 1997, 1998 and 1999 are in compliance with SAB 101.

    Effective July 2000, the Company adopted Statement of Financial accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately as unrealized gains on available for sale securities.

                                  RISK FACTORS

    WE ARE SUBJECT TO A HIGH DEGREE OF RISK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES THAT WE ARE UNAWARE OF, OR THAT WE CURRENTLY DEEM IMMATERIAL, ALSO MAY BECOME IMPORTANT FACTORS THAT AFFECT US. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE.

                         RISKS RELATED TO OUR BUSINESS

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE OPERATE IN A NEW INDUSTRY AND OUR OPERATING HISTORY IS LIMITED.

    Because of our limited operating history it is difficult to evaluate our business and prospects. We launched our first Internet-based product in 1996. Our business presents the difficulties and expenses frequently encountered by companies in the early stage of development, coupled with the risks and uncertainties faced by companies in new and evolving markets such as the market for Internet-based software applications. We may not be able to successfully address these challenges. If we fail to do so, we may continue to incur losses and the market price of our common stock would likely decline.

WE HAVE A HISTORY OF LOSSES AND EXPECT OUR LOSSES TO CONTINUE.

    We have incurred net operating losses and negative cash flows from operating activities from our inception. As of December 31, 2000, we had an accumulated deficit of $32.3 million. We expect to incur net operating losses and negative cash flows for the foreseeable future. We will incur direct expenses associated with the further development and marketing of our existing products and with new product development. Our success depends on our ability to increase revenues to offset expenses. We may not be able to generate sufficient revenues to offset these expenses or to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

THE PROPRIETARY TECHNOLOGY WE OWN OR LICENSE MAY BE SUBJECTED TO INFRINGEMENT CLAIMS OR DISAGREEMENTS WITH THE LICENSOR WHICH COULD BE COSTLY TO RESOLVE.

    The intellectual property we own or license is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend and divert our attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms. In addition, we may not be able to protect against misappropriation of our intellectual property. We have no patents, but instead license important technology from the University of Pennsylvania and the California HealthCare Foundation. Consequently, infringement claims against the University or the Foundation or disagreements between the University or the Foundation and us pertaining to our licensed technology could have a material adverse effect on our operations. Third parties may infringe upon our intellectual property rights or the rights we have licensed from the University or the Foundation. We may not detect this unauthorized use, and we may be unable to enforce our rights.

WE DEPEND ON AN EXCLUSIVE LICENSE WITH THE UNIVERSITY OF PENNSYLVANIA AND AN EXCLUSIVE LICENSE WITH THE CALIFORNIA HEALTHCARE FOUNDATION FOR SOME OF OUR TECHNOLOGY, AND THE LOSS OF THESE LICENSES WOULD IMPAIR OUR ABILITY TO DEVELOP OUR BUSINESS.

    Our ability to use our technology and compete effectively in our industry would be impaired if our exclusive license agreements with the University of Pennsylvania or the California HealthCare Foundation were terminated. Under these license agreements, we are required to make royalty payments to the University and the Foundation, respectively, based on a percentage of the fees we earn through the sublicensing and servicing of the technology and information received from the University or the Foundation, as applicable, under the relevant license agreement. In order to maintain the exclusivity of our license with the University, we are required to pay a minimum of $75,000 per year in royalties. In order to maintain exclusivity of our license with the Foundation, we are required to pay a minimum level of $25,000, $41,250, $57,500, $73,750 and $90,000 per year in royalties for the year 2001, 2002, 2003, 2004 and 2005 and each year after 2005, respectively. If we do not make these minimum royalty payments, the University and the Foundation, respectively, may terminate the exclusive status of our license under the respective agreement, and, in effect, license the technology to our competitors. In addition, under the license agreement with the University, the University retains the right, after consultation and negotiation with us, to publish a description of the technology without our consent, whether or not any intellectual property protection on this technology has been filed. If the University or the Foundation were to license the technology to our competitors or the University were to publish the technology, our revenues may decrease significantly and we may not be able to develop or maintain customer and strategic relationships. In addition, if we pay the University less than $20,000 in royalties, the University may terminate our license entirely. In the event that the University or the Foundation chose not to license the technology to us at all, we may not be able to develop similar alternative technology or negotiate a new license agreement with another licensor. If we were not able to develop alternative technology or acquire a new license, we may not be able to maintain our business operations.

WE COULD BE LIABLE FOR INFORMATION RETRIEVED FROM OUR WEB SITES AND INCUR SIGNIFICANT COSTS FROM RESULTING CLAIMS.

    We may be subject to third-party claims for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of the information we supply to our customers through our Internet-based applications. These types of claims have been brought, sometimes successfully, against online services in the past. We could be subject to liability with respect to content that may be accessible through our Web site or third-party Web sites linked from our Web site. For example, claims could be made against us if a customer relies on health care information accessed through our Web site to their detriment. Even if claims do not result in liability to us, we could incur significant costs in investigating and defending against them and in implementing measures to reduce our exposure to any possible liability. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

WE MAY EXPERIENCE SYSTEM FAILURES WHICH COULD INTERRUPT OUR SERVICE AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

    We have experienced periodic system interruptions in the past, and may in the future. Our experience has been that interruptions in any month are seldom more than a few hours. However, any significant interruption in our services or degradation in response time could result in a loss of potential or existing customers or strategic partners and, if sustained or repeated, could reduce the attractiveness of our products to customers and partners. Although we maintain insurance for our business, it may not be adequate to compensate us for all losses that may occur or to reimburse costs associated with business interruptions. We currently operate our application service provider system and components in a single service location.

THE HEALTH CARE INDUSTRY MAY NOT ACCEPT OUR SOLUTIONS OR BUY OUR PRODUCTS WHICH WOULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

    We must attract a significant number of customers throughout the health care industry or our financial results will be adversely affected. To date, the health care industry has been resistant to adopting new information technology solutions. We believe that complexities in the nature of health care data that we process and analyze have hindered the development and acceptance of information technology solutions by the industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we anticipate. Even if the conversion does occur as rapidly as we expect, health care industry participants may use applications and services offered by others.

    We believe that we must gain significant market share with our applications and services before our competitors introduce alternative products, applications or services with features similar to our current or proposed offerings. Our business plan is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of services available on our platform increases. In addition, we expect to generate a significant portion of our revenue from subscription and transaction-based fees based on patient admissions and encounters. Consequently, any significant shortfall in the number of subscribers or transactions occurring over our platform would adversely affect our financial results.

OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR STOCK.

    We expect quarterly revenues, expenses and operating results to fluctuate significantly in the future. These fluctuations may cause our stock price to decline. These fluctuations may result from a variety of factors, some of which are outside of our control. These factors include:

    - expansion or contraction of our customer base;

    - the amount and timing of costs related to product development and marketing efforts or other initiatives;

    - the timing of our introduction of new products and the market acceptance of those products;

    - the timing of contracts with strategic partners and other parties;

    - the level of acceptance of the Internet by the health care industry; and

    - technical difficulties, system downtime, undetected software errors and other problems affecting our products or the Internet generally.

    We expect to increase activities and spending in substantially all of our operational areas. We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our spending in the short-term in response. These factors may prevent us from meeting the earnings estimates of securities analysts or investors and our stock price could suffer.

BECAUSE OUR REVENUES ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCT LINES, THE FAILURE OF ANY ONE OF THESE PRODUCT LINES WOULD SIGNIFICANTLY DECREASE OUR REVENUES.

    We currently derive our revenue from our Care Management System, Care Data Exchange and Lifecycle Decision System Internet-based applications. Because our revenues are dependent on only a few product lines, the failure of any one of them to achieve market acceptance would significantly decrease our revenue. As our customers' needs change, our existing suite of applications may become inefficient or obsolete and will likely require modifications or improvements. The addition of new products or services will also require us to continually improve the technology underlying our applications. These requirements could be significant, and we may be unable to meet them or may incur unanticipated product development expenses or delays. If we fail to respond quickly and efficiently to our customers' needs, or if our new applications and product offerings do not achieve market acceptance, the market for our products would likely decline.

    Our business will suffer if we do not expand the breadth of our applications quickly. We currently offer a limited number of applications on our platform and our future success depends on quickly introducing new applications to expand the utility of our products to our existing customer base and generate new customers. We are developing enhancements to our systems to permit access to some of our applications by physicians and consumers. We have recently introduced applications for use by the pharmaceutical industry, which constitutes a new customer base for us. Each of our applications must integrate with our computer systems and platform. Developing these applications will be expensive and time consuming. Even if we are successful, these applications may never achieve market acceptance.

TERMINATION OF ONE OR MORE OF OUR SIGNIFICANT CONTRACTS WOULD CAUSE A SIGNIFICANT DECLINE IN OUR REVENUE.

    We currently generate much of our revenue from a limited number of contractual relationships. During the years ended December 31, 2000 and 1999, we generated 20% and 21% of our revenue from our development partner, California HealthCare Foundation. During the year ended December 31,

1999, we generated 11% of our revenue from our largest customer, Providence Health System. Termination of either of these contractual relationships would significantly decrease our revenue and have a material adverse effect on our operations. These entities may terminate their contracts for cause or upon expiration of their agreements in 2003 and 2002, respectively. In addition, one of our customers, Health Net, Inc., accounted for 37% of our revenue in 1998.

FAILURE TO MANAGE OUR GROWTH WOULD ADVERSELY AFFECT OUR OPERATIONS.

    Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. We expect future growth which may further strain our management, financial and other resources. Our systems, procedures, controls and existing space may not adequately support expansion of our operations. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Failure to respond to and manage changing business conditions and continued growth could materially and adversely affect the quality of our services, our ability to retain key personnel and our results of operations.

WE FACE INTENSE COMPETITION AND MAY BE UNABLE TO COMPETE SUCCESSFULLY WHICH WOULD ADVERSELY EFFECT OUR FINANCIAL RESULTS.

    The market for Internet services and products is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially and adversely affect our financial results.

    We expect competition in our markets to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

    - greater resources that can be devoted to the development, promotion and sale of their services;

    - longer operating histories;

    - greater financial, technical and marketing resources;

    - greater name recognition; and

    - larger customer bases.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD ADVERSELY AFFECT OUR OPERATIONS.

    Our future success depends, in significant part, upon the continued service of our senior management and other key personnel. The loss of the services of David J. Brailer, our Chief Executive Officer, Ronald A. Paulus, our President, or one or more of our other executive officers or key employees could have a material adverse effect on our operations. Our future success also depends on our ability to attract and retain highly qualified technical, sales, customer service and managerial personnel. Competition for qualified personnel is intense, and we may not be able to attract or retain a sufficient number of highly qualified employees in the future. Failure to hire and retain personnel in key positions could materially and adversely affect our operations and, consequently, our financial results.

OUR FAILURE TO DEVELOP STRATEGIC RELATIONSHIPS COULD ADVERSELY AFFECT OUR ABILITY TO DEVELOP NEW PRODUCTS.

    If we fail to form new strategic alliances with industry partners, fail to maintain existing alliances or if we form alliances with partners which do not perform well, we will have difficulty gaining acceptance of our products.

    Our development of new and expanded applications for our products will be enhanced by forming strategic alliances with industry partners. While we believe that we will form these alliances, we have not yet negotiated many of these strategic alliances and there is no guarantee that we can consummate these alliances on commercially reasonable terms.

    To be successful, we must establish and maintain strategic relationships with leaders in a number of health care industry segments. Strategic relationships are critical to our success because we believe that these relationships will enable us to:

    - extend the reach of our applications and services to the various participants in the health care industry;

    - obtain specialized health care expertise;

    - develop and deploy new applications;

    - further enhance CareScience brands; and

    - generate revenue.

    Entering into strategic relationships is complicated because some of our future partners may decide to compete with us. In addition, we may not be able to establish relationships with key participants in the health care industry if we have established relationships with competitors of these key participants. Consequently, it is important that our customers and partners perceive us as independent of any particular customer or partner. Any substantial relationship which we have, or develop, with a partner or customer could adversely impact that perception of independence and make it difficult to enter into strategic relationships or sell our products to other customers. Most of our revenue is generated by a small number of significant contracts, which could affect the perception of our independence; however, we have not experienced any difficulties in forming strategic relationships in the past for this reason. Moreover, many potential partners may resist working with us until we have successfully introduced our applications and services and our applications and services have achieved market acceptance.

    Once we have established strategic relationships, we will depend on our partners' abilities to generate increased acceptance and use of our platform, applications and services. We have limited experience in establishing and maintaining strategic relationships with health care industry participants. If, in the future, we lose any strategic relationships or fail to establish additional relationships, or if our strategic partners fail to actively pursue additional business relationships and partnerships, we would not be able to execute our business plans and our business would suffer significantly. We may not experience increased use of our platform, applications and services even if we establish and maintain these strategic relationships.

OUR FAILURE TO USE NEW TECHNOLOGIES EFFECTIVELY OR TO ADAPT EMERGING INDUSTRY STANDARDS WOULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

    To be competitive, we must license leading technologies, enhance our existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of health care professionals and consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. We may not be successful in using new technologies effectively or adapting our Internet-based applications and proprietary or licensed technology to user requirements or emerging industry standards, because those new technologies may not easily integrate with our existing platform. In addition, we may be unable to implement or adapt new technologies in a cost-effective manner.

OUR FAILURE TO ADAPT OUR TECHNOLOGY TO OUR CUSTOMERS' NEEDS OR TO HANDLE HIGH LEVELS OF CUSTOMER ACTIVITY WOULD ADVERSELY AFFECT OUR ABILITY TO INCREASE REVENUE.

    Our ability to increase revenue in the future will be adversely affected if our technology is not able to handle high levels of customer activity on our Web site or if our technology fails to meet our customers' performance standards.

    So far, we have processed a limited number and variety of transactions using our technology. Similarly, a limited number of health care participants use our products. We anticipate substantial increased demands on our system as our business and applications expand. Our systems may not accommodate increased use while maintaining acceptable performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation will be expensive and may divert our attention from other activities.

    Our user agreements with our customers generally contain only limited performance standards. However, our customers do have performance expectations and if we fail to meet these expectations, our customers could become dissatisfied and terminate their agreements with us. The loss of some of our user agreements could significantly impact our financial results. We may be unable to expand or adapt our network infrastructure to meet additional demand or our customers' changing needs on a timely basis and at a commercially reasonable cost, or at all.

FAILURE BY OUR SERVICE PROVIDERS COULD INTERRUPT OUR BUSINESS AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

    Our service providers enable us to connect to the Internet. Any problems with these or other services that result in interruptions of our services or a failure of our services to function as desired could cause customer complaints and attrition and could materially and adversely affect our operations. We may have no means of replacing these services or, in the case of services which we are obligated to use exclusively, we may be prohibited from replacing these services, on a timely basis or at all, if those services are inadequate or in the event of a service interruption or failure. To operate without interruption, our service and content providers must guard against:

    - damage from fire, power loss and other natural disasters;

    - communications failures;

    - software and hardware errors, failures or crashes;

    - security breaches, computer viruses and similar disruptive problems; and

    - other potential interruptions.

    Interruptions may occur and any material interruptions could adversely impact our operations and our relationship with our customers.

WE MAY NEED TO OBTAIN ADDITIONAL CAPITAL AND FAILURE TO DO SO MAY LIMIT OUR GROWTH.

    We expect that the available cash and investment balances at December 31, 2000 will be sufficient to meet our requirements for at least the next 12 months. However, we may need to raise additional financing to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Failure to raise additional capital, if needed, will adversely effect our operations and stock price. At the time we need additional financing, the state of our operations or market conditions generally may not be favorable, and we may be unable to raise any additional amounts on reasonable terms, if at all, when they are needed. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements.

    In addition, if we sell additional equity securities, your percentage ownership in us will decrease. If we sell debt securities, the interest payments we would have to make to the holders of those securities would reduce our earnings.

OUR OFFICERS, DIRECTORS AND AFFILIATED ENTITIES HAVE SIGNIFICANT CONTROL OVER US AND THEIR INTERESTS MAY DIFFER FROM YOURS.

    Our directors and management beneficially own or control approximately 45.9% of our common stock. If these people act together, they will be able to significantly influence our management, affairs and all matters requiring shareholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

                         RISKS RELATED TO OUR INDUSTRY

HEALTH INFORMATION IS SUBJECT TO POTENTIAL GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES AND CHANGES MAY REQUIRE US TO ALTER OUR BUSINESS.

    Our business is subject to potential government regulation. Existing as well as new laws and regulations could affect how we do business and materially and adversely affect our financial results. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

    - user privacy;

    - pricing;

    - content;

    - copyrights;

    - distribution; and

    - characteristics and quality of products and services.

    Internet user privacy has become an issue both in the United States and abroad. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States or foreign nations may adopt legislation purporting to protect the privacy of personal information. Any privacy legislation could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

    Currently, our operations are not regulated by any health care agency. However, with regard to the electronic storage, transmission and communication of health care information over the Internet, the Health Insurance Portability and Accountability Act of 1996 directed the U.S. Department of Health and Human Services to develop and require the use of standards for electronic transactions, unique identifiers, data security, privacy of individually identifiable health information and other provisions. Regulations implementing these standards are in various phases of development. The final regulation setting standards for electronic transactions and code sets was promulgated on August 17, 2000. As discussed above, the final regulation setting privacy standards for protected health information was promulgated on December 28, 2000 and will be effective on April 14, 2001. The other regulations required by the Health Insurance Portability and Accountability Act of 1996 have not yet been promulgated as final rules. It will be necessary for our technology platform and for the applications that we provide to be in compliance with the final privacy regulation by April 14, 2003. These regulations define specified information about an individual as protected health information and set forth the steps that persons storing or transmitting the information must take to ensure its confidentiality. Our internal procedures and policies for handling of confidential information, as well as our contractual relationships with others with whom we share information, will also have to comply with these regulations. We do not expect to significantly modify our products or business operations or materially increase our expenses in response to current regulations. However, the Health Insurance Portability and Accountability Act of 1996 does not prevent states from implementing more stringent rules or regulations.

    Furthermore, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the Federal Communications Commission in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on the Internet service providers and online service providers.

CHANGES IN THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR OPERATIONS.

    The health care industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned changes to our applications or services, or result in delays or cancellations of orders or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the United States health care system at both the federal and state level. These programs may contain proposals to increase governmental involvement in health care, lower reimbursement rates or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

OUR BUSINESS WILL SUFFER IF COMMERCIAL USERS DO NOT ACCEPT INTERNET SOLUTIONS.

    Our business model depends on the adoption of Internet solutions by commercial users. Our business could suffer dramatically if Internet solutions are not accepted or not perceived to be effective. The Internet may not prove to be a viable commercial marketplace.

    We expect Internet use to grow in number of users and volume of traffic. The Internet infrastructure may be unable to support the demands placed on it by this continued growth.

OUR INDUSTRY IS EVOLVING AND WE MAY NOT ADAPT SUCCESSFULLY.

    The new and rapidly evolving Internet market may cause us to incur substantial costs in responding to changes in that market or, if we fail to respond to such changes, cause our revenues to decline as our customers switch to newer, better technology. Advances in software technology occur frequently, and we may not respond rapidly enough to the introduction of better software to maintain our customer base in the future. We will not be successful in the Internet market, unless, among other things, we:

    - increase awareness of our CareScience brands and continue to develop customer loyalty;

    - provide useful health care analysis services to subscribers at attractive prices;

    - respond to competitive and technological developments; and

    - build an operations structure to support our business.

                       RISKS RELATING TO OUR COMMON STOCK

OUR COMMON STOCK PRICE MAY BE VOLATILE.

    Our stock price has declined since our initial public offering due to a number of factors, including:

    - actual or anticipated quarterly variations in our operating results;

    - changes in expectations of future financial performance or changes in estimates of securities analysts;

    - announcements of technological innovations;

    - announcements relating to strategic relationships;

    - customer relationship developments; and

    - conditions affecting the Internet or health care industries, in general.

    The trading price of our common stock may be volatile. The stock market in general, and the market for technology and Internet-related companies in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

    In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. If this were to happen to us, that litigation could be expensive and would divert management's attention.

FUTURE SALES OF SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

    The market price for our common stock could fall dramatically if our shareholders sell large amounts of our common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity or equity-related securities in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2000 all of our cash equivalents and short-term investments matured or were redeemed within 6 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See our financial statements included in this Form 10-K and listed under the heading "(a)(1) Financial Statements" of Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

    Incorporated by reference to the section of our proxy statement for our 2001 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference to the sections of our proxy statement for the 2001 Annual Meeting of Shareholders entitled "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Certain Transactions" and "Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the sections of our proxy statement for the 2001 Annual Meeting of Shareholders entitled "Common Stock Ownership of Principle Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the sections of our proxy statement for the 2001 Annual Meeting of Shareholders entitled "Certain Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (a) List of documents filed as part of this Form 10-K:

       (1) Financial Statements--See Index to Financial Statements and Schedule on page F-1.

       (2) Financial Statement Schedules--See Index to Financial Statements and Schedule on page F-1.

       (3) Exhibits--See Exhibit Index.

    (b) Reports on Form 8-K

       We filed the following reports on form 8-K since September 30, 2000:

           January 22, 2001 to report Other Events under Item 5 of Form 8-K.

                               CARESCIENCE, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEULE

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     F-2
Consolidated Balance Sheets at December 31, 1999 and 2000...     F-3
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1999 and 2000..........................     F-4
Consolidated Statements of Mandatorily Redeemable Preferred
  Stock and Shareholders' Equity (Deficit) for the years
  ended December 31, 1998, 1999 and 2000....................     F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000..........................     F-7
Notes to Consolidated Financial Statements..................     F-8
Schedule II--Valuation and Qualifying Accounts..............    F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors:

    We have audited the accompanying consolidated balance sheets of CareScience, Inc. (a Pennsylvania corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, mandatorily redeemable preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareScience, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included in
Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania,
February 16, 2001

                               CARESCIENCE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,381,600   $ 26,702,096
  Short-term investments....................................            --      3,001,770
  Interest receivable.......................................            --        174,034
  Accounts receivable, net of allowance for doubtful
    accounts of $29,754 and $48,794, respectively...........       719,570        865,075
  Prepaid expenses and other................................       203,957        240,345
                                                              ------------   ------------
    Total current assets....................................     4,305,127     30,983,320
                                                              ------------   ------------
Property and equipment:
  Computer equipment........................................     2,213,629      4,611,573
  Office equipment..........................................       263,260        482,385
  Furniture and fixtures....................................       273,086        397,629
                                                              ------------   ------------
                                                                 2,749,975      5,491,587
                                                              ------------   ------------
  Less--Accumulated depreciation and amortization...........    (1,705,518)    (2,562,342)
                                                              ------------   ------------
    Net property and equipment..............................     1,044,457      2,929,245
                                                              ------------   ------------
      Total assets..........................................  $  5,349,584   $ 33,912,565
                                                              ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current portion of capital lease obligations..............  $    317,065   $    250,685
  Accounts payable..........................................       214,263      1,090,613
  Accrued expenses..........................................       397,076      1,141,662
  Deferred revenues.........................................     2,923,737      3,035,511
                                                              ------------   ------------
    Total current liabilities...............................     3,852,141      5,518,471
                                                              ------------   ------------
Capital lease obligations...................................       459,955        428,602
                                                              ------------   ------------
Commitments and contingencies (Note 6)
Mandatorily redeemable preferred stock (Note 7).............     4,681,634             --
                                                              ------------   ------------
Shareholders' equity (deficit):
  Preferred stock, no par value, liquidation value of
    $13,336,234 at December 31, 1999........................    12,009,700             --
  Common stock, no par value, 16,000,000 shares authorized,
    4,827,900 shares issued and 3,387,900 outstanding, and;
    14,206,851 shares issued and 12,766,851 outstanding
    respectively............................................        50,000     59,612,380
  Additional paid-in capital................................     5,624,839      5,590,620
  Deferred compensation.....................................    (5,392,322)    (4,010,828)
  Accumulated other comprehensive income....................            --          1,770
  Accumulated deficit.......................................   (15,036,363)   (32,328,450)
  Treasury stock, at cost, 1,440,000 shares.................      (900,000)      (900,000)
                                                              ------------   ------------
    Total shareholders' equity..............................    (3,644,146)    27,965,492
                                                              ------------   ------------
      Total liabilities and shareholders' equity............  $  5,349,584   $ 33,912,565
                                                              ============   ============

        The accompanying notes are an integral part of these statements.

                               CARESCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEARS
                                                                   ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1998          1999           2000
                                                        -----------   -----------   ------------
Revenues..............................................  $ 2,551,963   $ 4,350,688   $  7,822,273
Cost of revenues (excludes stock-based compensation of
  $120,948 and $670,737 for the years ended December
  31, 1999 and 2000, respectively)....................    1,903,803     2,508,231      4,645,701
                                                        -----------   -----------   ------------
Gross profit..........................................      648,160     1,842,457      3,176,572
                                                        -----------   -----------   ------------
Operating expenses:
  Research and development (excludes stock-based
    compensation of $19,897 and $78,370 for the years
    ended December 31, 1999, and 2000 respectively)...    1,668,764     1,459,867      4,650,517
  Selling, general and administrative (excludes
    stock-based compensation of $91,672 and $598,168
    for the years ended December 31, 1999, and 2000,
    respectively).....................................    3,169,097     3,897,849      9,570,216
  Stock-based compensation............................           --       232,517      1,347,275
                                                        -----------   -----------   ------------
    Total operating expenses..........................    4,837,861     5,590,233     15,568,008
                                                        -----------   -----------   ------------
    Operating loss....................................   (4,189,701)   (3,747,776)   (12,391,436)
Interest income.......................................      (55,766)     (172,863)    (1,159,548)
Interest expense......................................      474,541        95,324         89,682
                                                        -----------   -----------   ------------
Net loss..............................................   (4,608,476)   (3,670,237)   (11,321,570)
Preference distribution on preferred stock............           --            --      5,716,784
Accretion of redemption premium on preferred stock....        8,307       401,244        253,731
                                                        -----------   -----------   ------------
Net loss applicable to common shareholders............  $(4,616,783)  $(4,071,481)  $(17,292,085)
                                                        ===========   ===========   ============
Net loss per common share:
  Basic and diluted...................................  $     (1.36)  $     (1.20)  $      (2.12)
Weighted average shares outstanding:
  Basic and diluted...................................    3,387,900     3,387,900      8,149,525
Pro forma net loss per common share:
  Basic and diluted (unaudited).......................  $     (1.36)  $     (1.08)  $      (1.39)

        The accompanying notes are an integral part of these statements.

                               CARESCIENCE, INC.
               CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
               PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        SHAREHOLDERS' EQUITY (DEFICIT)
                                                -------------------------------------------------------------------------------
                                 MANDATORILY
                                  REDEEMABLE        PREFERRED STOCK             COMMON STOCK
                                  PREFERRED     ------------------------   ----------------------                   DEFERRED
                                    STOCK         SHARES       AMOUNT       SHARES       AMOUNT        APIC       COMPENSATION
                                 ------------   ----------   -----------   ---------   ----------   ----------   --------------
Balance, December 31, 1997.....   $       --       663,001   $     6,630   3,387,900   $   50,000   $6,051,061     $       --
  Sale of Series C Convertible
    Preferred stock, net of
    expenses of $222,991.......           --     2,366,947     5,952,009          --           --           --             --
  Conversion of Series A and B
    Convertible Preferred stock
    into Series D and E
    Convertible Preferred
    stock......................           --     1,989,003     6,051,061          --           --   (6,051,061)            --
  Conversion of amounts under
    shareholder Loan Agreements
    into Series G Mandatorily
    Redeemable Preferred
    stock......................    4,272,083            --            --          --           --           --             --
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................        8,307            --            --          --           --           --             --
  Net loss.....................           --            --            --          --           --           --             --
                                  ----------    ----------   -----------   ---------   ----------   ----------     ----------
Balance, December 31, 1998.....    4,280,390     5,018,951    12,009,700   3,387,900       50,000           --             --
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................      401,244            --            --          --           --           --             --
  Deferred compensation in
    connection with issuance of
    Common stock options.......           --            --            --          --           --    5,624,839     (5,624,839)
  Amortization of deferred
    compensation...............           --            --            --          --           --           --        232,517
Net loss.......................           --            --            --          --           --           --             --
                                  ----------    ----------   -----------   ---------   ----------   ----------     ----------
Balance, December 31, 1999.....    4,681,634     5,018,951    12,009,700   3,387,900       50,000    5,624,839     (5,392,322)
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................      253,731            --            --          --           --           --             --
  Deferred compensation in
    connection with issuance of
    Common stock options.......           --            --            --          --           --      120,683       (120,683)
  Amortization of deferred
    compensation...............           --            --            --          --           --           --      1,347,275
  Redemption of Series G
    Mandatorily Redeemable
    Preferred stock............   (4,935,365)           --            --          --           --           --             --
  Conversion of Series C, D, E
    Convertible Preferred stock
    to Common stock............           --    (5,018,951)  (12,009,700)  5,018,951   12,009,700           --             --

                                                    SHAREHOLDERS' EQUITY (DEFICIT)
                                 ---------------------------------------------------------------------
                                   ACCUMULATED
                                      OTHER                           TREASURY STOCK
                                  COMPRENHESIVE     ACCUMULATED    ---------------------
                                     INCOME           DEFICIT       SHARES      AMOUNT        TOTAL
                                 ---------------   -------------   ---------   ---------   -----------
Balance, December 31, 1997.....     $      --       $(6,348,099)   1,440,000   $(900,000)  $(1,140,408)
  Sale of Series C Convertible
    Preferred stock, net of
    expenses of $222,991.......            --                --           --          --     5,952,009
  Conversion of Series A and B
    Convertible Preferred stock
    into Series D and E
    Convertible Preferred
    stock......................            --                --           --          --            --
  Conversion of amounts under
    shareholder Loan Agreements
    into Series G Mandatorily
    Redeemable Preferred
    stock......................            --                --           --          --            --
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................            --            (8,307)          --          --        (8,307)
  Net loss.....................            --        (4,608,476)          --          --    (4,608,476)
                                    ---------       -----------    ---------   ---------   -----------
Balance, December 31, 1998.....            --       (10,964,882)   1,440,000    (900,000)      194,818
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................            --          (401,244)          --          --      (401,244)
  Deferred compensation in
    connection with issuance of
    Common stock options.......            --                --           --          --            --
  Amortization of deferred
    compensation...............            --                --           --          --       232,517
Net loss.......................            --        (3,670,237)          --          --    (3,670,237)
                                    ---------       -----------    ---------   ---------   -----------
Balance, December 31, 1999.....            --       (15,036,363)   1,440,000    (900,000)   (3,644,146)
  Accretion of dividends on
    Series G Mandatorily
    Redeemable Preferred
    stock......................            --          (253,731)          --          --      (253,731)
  Deferred compensation in
    connection with issuance of
    Common stock options.......            --                --           --          --            --
  Amortization of deferred
    compensation...............            --                --           --          --     1,347,275
  Redemption of Series G
    Mandatorily Redeemable
    Preferred stock............            --                --           --          --            --
  Conversion of Series C, D, E
    Convertible Preferred stock
    to Common stock............            --                --           --          --            --

                               CARESCIENCE, INC.
               CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
               PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
                                  (CONTINUED)

                                                                   SHAREHOLDERS' EQUITY (DEFICIT)
                                            ----------------------------------------------------------------------------
                              MANDATORILY
                              REDEEMABLE      PREFERRED STOCK            COMMON STOCK
                               PREFERRED    --------------------   ------------------------                  DEFERRED
                                 STOCK       SHARES      AMOUNT      SHARES       AMOUNT         APIC      COMPENSATION
                              -----------   ---------   --------   ----------   -----------   ----------   -------------
Deferred Compensation in
  connection with forfeited
  Common stock options......          --          --        --             --            --     (154,902)       154,902
Payment of dividends on
  Series C, D, E Preferred
  stock.....................          --          --        --             --            --           --             --
Redemption of Series F
  Preferred stock...........          --          --        --        350,000     4,200,000           --             --
Sale of Common Stock, net of
  expenses of $4,649,820....          --          --        --      4,000,000    43,350,180           --             --
Proceeds in connection with
  exercise of Common stock
  options...................          --          --        --         10,000         2,500           --             --
                               ---------    ---------   --------   ----------   -----------   ----------    -----------
  Subtotal..................          --          --        --     12,766,851    59,612,380    5,590,620     (4,010,828)
                               ---------    ---------   --------   ----------   -----------   ----------    -----------
Comprehensive income: Net
  Loss......................          --          --        --             --            --           --             --
  Record unrealized gain on
    available for sale
    securities..............          --          --        --             --            --           --             --
                               ---------    ---------   --------   ----------   -----------   ----------    -----------
    Total Comprehensive
      Income................          --          --        --             --            --           --             --
                               ---------    ---------   --------   ----------   -----------   ----------    -----------
Balance, December 31, 2000..   $      --          --        --     12,766,851   $59,612,380   $5,590,620    $(4,010,828)
                               =========    =========   ========   ==========   ===========   ==========    ===========

                                                SHAREHOLDERS' EQUITY (DEFICIT)
                              -------------------------------------------------------------------
                               ACCUMULATED
                                  OTHER                          TREASURY STOCK
                              COMPRENHESIVE    ACCUMULATED    ---------------------
                                  INCOME         DEFICIT       SHARES      AMOUNT        TOTAL
                              --------------   ------------   ---------   ---------   -----------
Deferred Compensation in
  connection with forfeited
  Common stock options......          --                --           --          --            --
Payment of dividends on
  Series C, D, E Preferred
  stock.....................          --        (1,516,786)          --          --    (1,516,786)
Redemption of Series F
  Preferred stock...........          --        (4,200,000)          --          --            --
Sale of Common Stock, net of
  expenses of $4,649,820....          --                --           --          --    43,350,180
Proceeds in connection with
  exercise of Common stock
  options...................          --                --           --          --         2,500
                                  ------       ------------   ---------   ---------   -----------
  Subtotal..................          --       (21,006,880)   1,440,000   $(900,000)   39,285,292
                                  ------       ------------   ---------   ---------   -----------
Comprehensive income: Net
  Loss......................          --       (11,321,570)          --          --   (11,321,570)
  Record unrealized gain on
    available for sale
    securities..............       1,770                --           --          --         1,770
                                  ------       ------------   ---------   ---------   -----------
    Total Comprehensive
      Income................       1,770       (11,321,570)          --          --   (11,319,800)
                                  ------       ------------   ---------   ---------   -----------
Balance, December 31, 2000..      $1,770       $(32,328,450)  1,440,000   $(900,000)  $27,965,492
                                  ======       ============   =========   =========   ===========

        The accompanying notes are an integral part of these statements.

                               CARESCIENCE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1998          1999           2000
                                                              -----------   -----------   ------------
Cash flows used in operating activities:
  Net loss..................................................  $(4,608,476)  $(3,670,237)  $(11,321,570)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................      592,705       574,903        856,824
    Disposal of property & equipment........................           --            --        213,260
    Interest on notes to a shareholder......................      379,076            --             --
    Provision for bad debts.................................      136,929        17,505         12,000
    Stock-based compensation................................           --       232,517      1,347,275
    Changes in assets and liabilities--
      (Increase) decrease in--
        Interest receivable.................................           --            --       (174,034)
        Accounts receivable.................................      197,977      (538,119)      (157,505)
        Prepaid expenses and other..........................       57,702      (155,128)       (36,388)
      Increase in--
        Accounts payable and accrued expenses...............      300,760        35,667      1,620,936
        Deferred revenues...................................      557,660     2,103,245        111,774
                                                              -----------   -----------   ------------
          Net cash used in operating activities.............   (2,385,667)   (1,399,647)    (7,527,428)
                                                              -----------   -----------   ------------
Cash flows used in investing activities:
  Purchases of available for sale securities................           --            --    (23,500,129)
  Proceeds from redemption of available for sale
    securities..............................................           --            --     20,500,129
  Purchases of property and equipment, net..................     (243,949)     (194,973)    (2,702,471)
                                                              -----------   -----------   ------------
    Net cash used in investing activities...................     (243,949)     (194,973)    (5,702,471)
                                                              -----------   -----------   ------------
Cash flows provided by (used in) financing activities:
  Net proceeds from sale of Series C Convertible Preferred
    stock...................................................    5,952,009            --             --
  Proceeds from notes to a shareholder......................           --            --             --
  Proceeds from related party loan..........................      500,000            --             --
  Payment of related party loan.............................     (500,000)           --             --
  Payments of dividends of Series C, D, & E Preferred
    Stock...................................................           --            --     (1,516,786)
  Redemption of Series F Preferred Stock....................           --            --     (4,935,365)
  Proceeds from the issuance of common stock, net of
    expenses................................................           --            --     43,350,180
  Proceeds from the exercise of common stock options........           --            --          2,500
  Payments on capital lease obligations.....................     (346,064)     (369,879)      (350,134)
                                                              -----------   -----------   ------------
    Net cash provided by (used in) financing activities.....    5,605,945      (369,879)    36,550,395
                                                              -----------   -----------   ------------
Net increase (decrease) in cash and cash equivalents........    2,976,329    (1,964,499)    23,320,496
Cash and cash equivalents, beginning of year................    2,369,770     5,346,099      3,381,600
                                                              -----------   -----------   ------------
Cash and cash equivalents, end of year......................  $ 5,346,099   $ 3,381,600   $ 26,702,096
                                                              ===========   ===========   ============

        The accompanying notes are an integral part of these statements.

                               CARESCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

    CareScience, Inc. (formerly Care Management Science Corporation) (the "Company") provides Internet-based tools designed to improve the quality and efficiency of health care. The Company's products use its proprietary clinical algorithms and data collection and storage technologies to perform complex clinical analyses. The Company's customers use its products to identify clinical inefficiencies and medical errors and monitor the results of implemented solutions. Additionally, the Company facilitates the real-time exchange of clinical information over the Internet among local health care constituents.

    The Company incurred losses in the current and prior year, and anticipates incurring additional losses through 2001 as it expands its customer base and product offerings. The Company's management believes that cash on hand at December 31, 2000 and cash generated from revenues in 2001 will be sufficient to sustain operations at least into 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

CASH AND CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

    The Company invests excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investment instruments with maturities greater than three months are available for use in current operations and accordingly are classified as current assets. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity.

    As of December 31, 2000 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

                                                           GROSS         FAIR
                                            ORIGINAL     UNREALIZED     MARKET
                                              COST         GAINS         VALUE
                                           -----------   ----------   -----------
Cash and cash equivalents................  $26,702,096     $   --     $26,702,096
Short-term investments...................    3,000,000      1,770       3,001,770
                                           -----------     ------     -----------
                                           $29,702,096     $1,770     $29,703,866
                                           ===========     ======     ===========

    Short-term investments consist of one debt instrument maturing November 6, 2002.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

                               CARESCIENCE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Computer equipment..........................................  3 years
Office equipment............................................  5 years
Furniture and fixtures......................................  7 years

    Depreciation and amortization expense was $592,705, $574,903, and $856,824 for the years ended December 31, 1998, 1999 and 2000, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are charged to expense as incurred.

SOFTWARE DEVELOPMENT COSTS

    In conjunction with the development of its software products, the Company incurs software development costs. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its software products is generally achieved upon completion of a working model. As of December 31, 2000, no costs are capitalized pursuant to SFAS No. 86, since software development costs are not significant after the completion of a working model. These development costs are included in research and development expenses in the accompanying statements of operations.

    In conjunction with the development of its websites, the Company incurs software development costs. On January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Prior to 1999, the Company had expensed all development costs related to its websites. In 1999 and 2000, the Company incurred costs related to the development of information sharing technologies for health care providers and pharmaceutical and biotech companies. These costs are being funded by third parties, and therefore, have not been capitalized. All other costs incurred in 1999 and 2000, were related to maintenance of the websites and have been charged to expense as incurred.

REVENUE RECOGNITION

    The Company's product agreements, which typically cover an initial period of three-to-five years and are fixed priced, provide to customers, among other things, a license to use software stored on the Company's system, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period. Any additional consulting fees are recognized as the service is delivered.

    The Company's development agreements, with periods ranging from three-to-five years, provide for customer funding for the development of new products. In accordance with SAB 101, the Company is

                               CARESCIENCE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) treating revenue on these agreements as a single element contract and is recognizing total revenue on a cost-to-cost basis over the entire agreement period.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flow in measuring whether the asset is recoverable. Management believes that no revision to the remaining useful lives or write-down of such assets is required.

INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under which deferred taxes are required to be classified based on financial statement classification of the related assets and liabilities which give rise to the temporary differences. Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses.

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments.

MAJOR CUSTOMERS

    The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The Company had one, two, and one customers for the years ended December 31, 1998, 1999 and 2000, respectively, which accounted for 37%, 32%, and 20% of total revenues.

    The Company had three and two customers as of December 31, 1999 and 2000, respectively, which accounted for 37% and 29% of total accounts receivable.

BUSINESS AND CREDIT RISK CONCENTRATION

    Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, short-term investments and accounts receivable. The Company limits its credit risk associated with cash and cash equivalents and short-term investments by placing its investments in highly liquid funds.

                               CARESCIENCE, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in these United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

SUPPLEMENTAL CASH FLOW INFORMATION

    The Company paid interest of $98,704, $95,324 and $89,682 for the years ended December 31, 1998, 1999 and 2000, respectively.

    The Company financed $338,801, $223,794 and $252,401 of property and equipment purchases with capital leases for the years ended December 31, 1998, 1999 and 2000, respectively.

    In December 1998, the Company sold 2,366,947 shares of Series C Convertible Preferred stock (see Note 8). In connection with the sale, the Company converted notes payable including accrued interest to a Preferred Shareholder into Mandatorily Redeemable Series G Preferred stock which resulted in a non-cash transaction of $4,272,083 (see Note 7). In addition, the Company recorded a non-cash charge of $8,307, $401,244 and $253,731 for the accretion of dividends relating to the Mandatorily Redeemable Series G Preferred stock during the years ended December 31, 1998, 1999 and 2000, respectively.

COMPREHENSIVE INCOME

    Effective July 2000, the Company adopted Statement of Financial Accounting Standards No. 130(SFAS 130), "Reporting Comprehensive Income" which requires the Company to report and display certain information related to comprehensive income. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately as unrealized gains on available-for-sale securities.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission "SEC" issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 expresses the views of the SEC staff in applying generally accepted accounting principles to revenue transactions. The Company's financial statements and related disclosures conform to the views of the SEC staff as documented in SAB 101.

3. NET LOSS PER SHARE:

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

                               CARESCIENCE, INC.

3. NET LOSS PER SHARE: (CONTINUED)
    Under SFAS No. 128, the Company's granting of certain stock options, warrants and convertible preferred stock resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options, warrants and Preferred stock convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss in all periods presented.

    Unaudited pro forma basic and diluted EPS have been included on the face of the statements of operations for the years ended December 31, 1998, 1999 and 2000 to show the net loss per common share before the effect of the preference distribution on preferred stock and the accretion of the redemption premium on preferred stock.

4. INCOME TAXES:

    The Company incurred operating losses and generated a significant accumulated deficit through December 31, 2000, therefore, no tax provisions have been recorded. As of December 31, 2000 the Company had federal net operating loss carryforwards of approximately $26.0 million which expire from 2010 through 2020. At December 31, 1999 and 2000 a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not.

    The deferred tax effect of temporary differences giving rise to the Company's deferred tax assets consist of the following components:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
Expenses not currently deductible for income tax purposes...  $   45,320   $  101,647
Accounts receivable reserve.................................      10,116       68,055
Cash to accrual.............................................     (41,889)     (27,926)
Deferred Stock based compensation...........................          --      537,129
Difference due to method of depreciation....................      45,826       16,590
Net operating loss carryforward.............................   5,142,235    8,198,397
                                                              ----------   ----------
Gross deferred tax asset, before valuation..................   5,201,608    8,893,892
Less--Valuation allowance...................................  (5,201,608)  (8,893,892)
                                                              ----------   ----------
Net deferred tax asset......................................  $       --   $       --
                                                              ==========   ==========

    The Tax Reform Act of 1986 contains certain provisions that limit the utilization of net operating losses and tax credit carryforwards if there has been a cumulative ownership change greater than 50% within a three-year period. Such limitation could result in the expiration of the net operating losses before such losses are fully utilized.

5. CAPITAL LEASE OBLIGATIONS:

    The Company has entered into capital leases for various pieces of equipment expiring through 2004 and having interest rates ranging from 7% to 14.5%. At December 31, 2000 and 1999, equipment and furniture includes assets under capitalized leases totaling $1,860,423 and $1,608,022 net of

                               CARESCIENCE, INC.

5. CAPITAL LEASE OBLIGATIONS: (CONTINUED) accumulated amortization of $1,310,519 and $915,951, respectively. The present value of the minimum lease payments as of December 31, 2000 is as follows:

Total minimum lease payments................................  $809,029
Less--Amount representing interest..........................   129,742
                                                              --------
Present value of net minimum lease payments.................   679,287
Less--Current portion.......................................   250,685
                                                              --------
                                                              $428,602
                                                              ========

    Future minimum lease payments as of December 31, 2000 are as follows:

2001........................................................   $316,003
2002........................................................    267,125
2003........................................................    122,108
2004........................................................     89,322
2005........................................................     14,471
                                                               --------
                                                               $809,029
                                                               ========

6. COMMITMENTS AND CONTINGENCIES:

SOFTWARE LICENSING AGREEMENT

    The Company has an exclusive license for software and technical information with the Trustees of the University of Pennsylvania ("License Agreement").

    In April 1995, the Company amended the original License Agreement to include the payment of royalties, as defined, for a period of 30 years and issued 124,900 shares of Common stock to the Trustees of the University of Pennsylvania. Under the License Agreement, the Company must pay minimum, nonrefundable royalty amounts as follows:

2001                                                          $   75,000
2002                                                              75,000
2003                                                              75,000
2004                                                              75,000
2005 and thereafter                                            1,500,000
                                                              ----------
Minimum future royalties....................................  $1,800,000
                                                              ==========

    The Company can lose its exclusivity under the License Agreement if the minimum payments are not made. The Company had royalty expenses under this License Agreement of $45,000, $60,000 and $75,296 for the years ended December 31, 1998, 1999 and 2000, respectively.

                               CARESCIENCE, INC.

6. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
OPERATING LEASES

    The Company leases its office facilities under various operating leases. Rent expense, including common area maintenance charges, was $203,414, $208,496 and $357,111 for the years ended December 31, 1998, 1999 and 2000, respectively. Minimum future rental payments under the leases as of December 31, 2000 is as follows:

2001........................................................    320,446
2002........................................................     96,900
2003........................................................     16,150
                                                               --------
                                                               $433,496
                                                               ========

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain employees that provide for minimum annual compensation of $668,982 in 2001 and $65,000 in 2002.

7. MANDATORILY REDEEMABLE PREFERRED STOCK:

    In connection with the sale of the Series C Convertible Preferred stock (see
Note 8), the Company converted notes payable due to a shareholder with initial principal amounts of $2,684,675 and $1,000,000, respectively, plus all accrued interest into 1,560,000 shares of Series G Mandatorily Redeemable Preferred stock (Series G Preferred). This Series G Preferred required mandatory redemption upon the earlier of a qualified initial public offering of the Company, as defined, or December 24, 2008. The Series G Preferred has been reclassified outside of equity in the accompanying financial statements. The Series G Preferred has no voting or conversion rights and requires a dividend, payable upon redemption or liquidation, at a rate equal to the prime rate plus one percent based upon the Series G Preferred liquidation value. The Series G Preferred was redeemed at a value of $4,935,365, which included accrued dividends of $663,282 on July 5, 2000 as a result of the initial public offering.

8. SHAREHOLDERS' EQUITY (DEFICIT):

PREFERRED STOCK

    On December 24, 1998, the Company sold 2,366,947 shares of Series C Convertible Preferred stock for $6,175,000 to new investors and converted
Series A and B Preferred stock into Series D and E Preferred stock respectively.

    The Series C, D and E Preferred require a dividend of 8% per year based upon their respective liquidation value when and if declared by the Company, and are convertible into Common stock, at an initial conversion rate of one share of Common stock for each share of Preferred. Upon conversion of the Series C, D and E Preferred stock, if certain minimum return requirements, as defined, were not met, the holders of the Series C, D and E Preferred were entitled to receive a dividend equal to that which would have been received upon liquidation. Simultaneously with the conversion of Series C Preferred into Common stock, each Series C shareholder was to receive one share of Series F Redeemable Preferred stock (Series F Preferred) if certain minimum return requirements, as defined,

                               CARESCIENCE, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED) had not been met. The Series F Preferred upon their issuance date required a dividend of 8% per year based on their liquidation value or upon redemption. The Series F Preferred had an assigned liquidation value of $4.2 million (if all Series C Preferred shares were converted).

    Prior to the sale of the Series C Preferred, the Company entered into two agreements with a Preferred shareholder which provided bridge financing of $500,000, in aggregate. The loan bore interest of 8.75% and was repaid out of the proceeds of the sale of the Series C Preferred.

    The components of Preferred stock are as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
Series C Convertible Preferred stock, no par value,
  2,366,947 shares authorized, issued and outstanding
  (liquidation value of $6,685,467 at December 31, 1999)....  $ 5,952,009            --
Series D Convertible Preferred stock, no par value,
  2,328,000 shares authorized, 994,000 shares issued and
  outstanding (liquidation value of $2,163,103 and
  $2,206,365 at December 31, 1999)..........................    1,923,026            --
Series E Convertible Preferred stock, no par value,
  2,058,004 shares authorized, 1,658,004 shares issued and
  outstanding (liquidation value of $4,487,664 at December
  31, 1999).................................................    4,134,665            --
Series F Redeemable Preferred stock, no par value, 2,366,947 shares authorized, none issued or outstanding (liquidation
  value of $0 at December 31, 1999).........................           --            --
                                                              -----------   -----------
                                                              $12,009,700   $        --
                                                              ===========   ===========

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

                               CARESCIENCE, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
EQUITY COMPENSATION PLANS

    The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,065,038 shares of Common stock to satisfy grants under the Plan. At December 31, 2000, there were 701,495 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

    Stock options issued under the Plan generally vest over a four-year period, 25% on each anniversary date. The exercise period is determined by the Committee, but may not exceed ten years from the date of grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

    In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At December 31, 2000 there were no shares reserved under the Accelerated Plan available for grant.

    Stock options issued under the Accelerated Plan generally vest upon the earlier of the attainment of certain performance goals or seven years. The exercise period is determined by the Committee, but may not exceed ten years from the date of the grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

    The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the years ended December 31, 1999 and 2000, respectively, and reversed $154,902 of deferred compensation in connection with forfeited Common stock options during the year ended December 31, 2000. The Company recognized $232,517 and $1,347,275 of compensation expense related to options for the years ended December 31, 1999 and 2000, respectively.

                               CARESCIENCE, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)

    Had compensation expense for all options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1998          1999           2000
                                                 -----------   -----------   ------------
Net loss applicable to common
  shareholders...................  As reported   $(4,616,783)  $(4,071,481)  $(17,292,085)
                                    Pro forma     (4,657,486)   (4,219,036)   (17,325,637)
Basic and Diluted EPS............  As reported         (1.36)        (1.20)         (2.12)
                                    Pro forma          (1.37)        (1.25)         (2.13)

    The weighted average fair value of options granted under the 1995 Compensation Equity Plan was $0.77, $3.96 and $4.29 in 1998, 1999 and 2000, respectively. The weighted average fair value of options granted under the 1998 Time Accelerated Restricted Stock Option Plan was $1.66, $7.19 and $2.89 in 1998, 1999 and 2000, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
1995 Compensation Equity Plan:
  Expected dividend rate....................................      --         --         --
  Expected volatility.......................................      70%        70%        70%
  Weighted average risk-free interest rate..................    5.45%      5.67%      6.30%
  Expected lives (years)....................................       4          4          4
1998 Restricted Stock Option Plan:
  Expected dividend rate....................................      --         --         --
  Expected volatility.......................................      60%        60%        60%
  Weighted average risk-free interest rate..................    4.84%      5.84%      6.42%
  Expected lives (years)....................................       7          7          7

                               CARESCIENCE, INC.

8. SHAREHOLDERS' EQUITY (DEFICIT): (CONTINUED)
    The following table summarizes the option activity for both plans:

                                                                  OPTIONS OUTSTANDING
                                                    ------------------------------------------------
                                                                                            WEIGHTED
                                         SHARES                  EXERCISE                   AVERAGE
                                       AVAILABLE    NUMBER OF    PRICE PER     AGGREGATE    EXERCISE
                                       FOR GRANT     SHARES        SHARE         PRICE       PRICE
                                       ----------   ---------   -----------   -----------   --------
Balance, December 31, 1997...........     362,800     251,200   $ 0.25-1.25   $   271,200    $1.08
  Authorized.........................   1,134,632          --            --            --       --
  Granted............................    (472,635)    472,635     1.25-2.60       895,227     1.89
  Forfeited/Canceled.................      12,800     (12,800)    0.25-1.25       (10,800)    0.84
                                       ----------   ---------   -----------   -----------    -----
Balance, December 31, 1998...........   1,037,597     711,035     0.25-2.60     1,155,627     1.63
  Authorized.........................          --          --            --            --       --
  Granted............................  (1,108,150)  1,108,150     1.25-2.59     2,814,164     2.54
  Forfeited/Canceled.................     216,413    (216,413)    0.25-2.59      (291,017)    1.34
                                       ----------   ---------   -----------   -----------    -----
Balance, December 31, 1999...........     145,860   1,602,772     0.25-2.60     3,678,774     2.30
  Authorized.........................     800,000          --            --            --       --
  Granted............................    (817,663)    817,663    0.78-12.00     6,782,592     8.30
  Exercised..........................          --     (10,000)         0.25         2,500     0.25
  Forfeited/Canceled.................     573,298    (573,298)   1.25-12.00    (4,926,524)    8.59
                                       ----------   ---------   -----------   -----------    -----
Balance, December 31, 2000...........     701,495   1,837,137   $0.25-12.00   $ 5,537,342    $3.01
                                       ==========   =========   ===========   ===========    =====

    As of December 31, 2000, the weighted average contractual life of all options outstanding was 9.25 years and there were options to purchase 410,853 shares of Common stock vested at a weighted average exercise price of $1.86.

9. SUBSEQUENT EVENTS:

    On January 12, 2001 the Company acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc. (SOS), a pharmacoeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million which included a cash payment of $1.1 million and 250,000 shares of Common Stock. The purchase agreement also provides for additional contingent payments based on achieving revenue and profitability milestones. The transaction will be accounted for using the purchase method of accounting.

                               CARESCIENCE, INC.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly financial information for the years ended December 31, 1999 and 2000 are summarized as follows (in thousands, except for per share data):

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      1999        1999         1999            1999
                                                    ---------   --------   -------------   ------------
Revenues..........................................   $  718      $  868       $1,195          $1,570
Gross Profit......................................      207         313          631             691
Net loss..........................................   (1,061)     (1,015)        (708)           (886)
Net loss applicable to common shareholders........   (1,154)     (1,111)        (810)           (996)
Net loss per common share:
  Basic and diluted...............................   $(0.34)     $(0.33)      $(0.24)         $(0.29)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      2000        2000         2000            2000
                                                    ---------   --------   -------------   ------------
Revenues..........................................   $1,629      $1,922       $2,207          $2,064
Gross Profit......................................      603         774          932             868
Net loss..........................................   (1,879)     (2,150)      (2,393)         (4,899)
Net loss applicable to common shareholders........   (1,994)     (8,005)      (2,393)         (4,899)
Net loss per common share:
  Basic and diluted...............................   $(0.59)     $(2.23)      $(0.19)         $(0.38)

    The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as such periods computation is based on the weighted average number of shares outstanding during the period.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

    Allowance for Doubtful Accounts:

                            BALANCE AT    CHARGED TO                            BALANCE AT
                           BEGINNING OF   COSTS AND                               END OF
                              PERIOD       EXPENSES    WRITE-OFFS   RECAPTURE     PERIOD
                           ------------   ----------   ----------   ---------   ----------
2000.....................     $29,754       $12,000     $     --     $7,040       $48,794
1999.....................      31,844        17,505      (19,595)        --        29,754
1998.....................      40,110       136,929     (145,195)        --        31,844

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       CARESCIENCE, INC.

                                                       By:             /s/ DAVID J. BRAILER
                                                            -----------------------------------------
                                                                         DAVID J. BRAILER
                                                               Chairman and Chief Executive Officer

March 26, 2001

                        POWER OF ATTORNEY AND SIGNATURES

    We, the undersigned officers and directors of CareScience, Inc., hereby severally constitute and appoint David J. Brailer, Ronald A. Paulus and Robb L. Tretter, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, any amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and generally to do all things in our names and on our behalf in our capacities as officers and directors to enable CareScience, Inc., to comply with the provisions of the Securities Exchange Act of 1934, as amended, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Form 10-K and all amendments thereto.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman and Chief
                /s/ DAVID J. BRAILER                     Executive Officer
     -------------------------------------------         (Principal Executive         March 26, 2001
                  David J. Brailer                       Officer)

                   /s/ STEVEN BELL                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 26, 2001
                     Steven Bell                         Accounting Officer)

                /s/ RONALD A. PAULUS
     -------------------------------------------       President and Director         March 26, 2001
                  Ronald A. Paulus

                /s/ EDWARD N. ANTOIAN
     -------------------------------------------       Director                       March 26, 2001
                  Edward N. Antoian

                  /s/ MARTIN HARRIS
     -------------------------------------------       Director                       March 26, 2001
                    Martin Harris

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                 /s/ JEFFREY R. JAY
     -------------------------------------------       Director                       March 26, 2001
                   Jeffrey R. Jay

             /s/ CHRISTOPHER R. MCCLEARY
     -------------------------------------------       Director                       March 26, 2001
               Christopher R. McCleary

              /s/ WILLIAM WINKENWERDER
     -------------------------------------------       Director                       March 26, 2001
                William Winkenwerder

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
       3.1              Amended and Restated Articles of Incorporation of the
                        Registrant (incorporated by reference to Exhibit 3.3 to the
                        Registrant's Registration Statement on Form S-1 (File
                        No. 3333-32376) filed June 28, 2000).
       3.2              Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's
                        Registration Statement on Form S-1 (File No. 3333-32376)
                        filed June 28, 2000).
      10.1*             1995 Equity Compensation Plan of the Registrant
                        (incorporated by reference to Exhibit 10.1 to the
                        Registrant's Registration Statement on Form S-1 (File
                        No. 3333-32376) filed June 28, 2000).
      10.2*             1998 Time Accelerated Restricted Stock Option Plan
                        (incorporated by reference to Exhibit 10.2 to the
                        Registrant's Registration Statement on Form S-1 (File
                        No. 3333-32376) filed June 28, 2000).
      10.3#             Restated License Agreement, dated April 1, 1995, by and
                        between the Trustees of the University of Pennsylvania and the Registrant, as amended (incorporated by reference to
                        Exhibit 10.3 to the Registrant's Registration Statement on
                        Form S-1 (File No. 333-32376) filed June 28, 2000).
      10.4*             Employment Agreement with David J. Brailer (incorporated by reference to Exhibit 10.4 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.5*             Employment Agreement with Ronald A. Paulus (incorporated by reference to Exhibit 10.5 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.6*             Employment Agreement with Steven Bell (incorporated by
                        reference to Exhibit 10.6 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.7*             Employment Agreement with Alfredo A. Czerwinski
                        (incorporated by reference to Exhibit 10.7 to the
                        Registrant's Registration Statement on Form S-1 (File
                        No. 3333-32376) filed June 28, 2000).
      10.8*             Employment Agreement with Gregory P. Hess (incorporated by reference to Exhibit 10.8 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.9*             Employment Agreement with J. Bryan Bushick (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.10*            Employment Agreement with Robb L. Tretter (incorporated by reference to Exhibit 10.10 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.11*            Employment Agreement with Thomas H. Zajac (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
                        Statement on Form S-1 (File No. 3333-32376) filed June 28,
                        2000).
      10.12+            Amended and Restated Registration Rights Agreement, dated
                        October 2, 2000, 1998, among the Registrant,
                        J.H. Whitney III, L.P., Whitney Strategic
                        Partners III, L.P., Foundation Health Systems, Inc.,
                        David J. Brailer, Ronald A. Paulus, Brent Milner, Zeke
                        Investment Partners and William Winkenwerder (incorporated by reference to Exhibit 10.12 to the Registrant's
                        Registration Statement on Form S-1 (File No. 3333-32376)
                        filed June 28, 2000).
      10.13             California HealthCare Foundation Consulting Agreement, dated
                        October 1, 1999, by the California HealthCare Foundation and
                        the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File
                        No. 3333-32376) filed June 28, 2000).

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
      10.14+##          License Agreement, dated October 2, 2000, by and between the
                        California HealthCare Foundation and the Registrant.
      21.1+             Subsidiaries of the Registrant.
      23.1+             Consent of Arthur Andersen LLP.

------------------------

*   Constitutes and management contract or compensatory plan or arrangement.

+  Filed herewith.

#  Confidential treatment has been granted by the Securities and Exchange
    Commission.

## Confidential treatment has been requested from the Securities and Exchange
    Commission.