Form 10-Q
period 2001-03-31
CARESCIENCE INC
filed 2001-05-11
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________ to ________.

COMMISSION FILE NUMBER: 0-30859
                        -------

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

                               3600 MARKET STREET
                             PHILADELPHIA, PA 19104
              ----------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

     The number of shares of the registrant's Common Stock outstanding, as of May 11, 2001 was 13,016,851.

                                CARESCIENCE INC.

                                    FORM 10-Q

                                 March 31, 2001

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets--December 31, 2000 and March 31,
  2001 (unaudited)............................................................2

Consolidated Statements of Operations--Three Months Ended March 31,
  2000 and March 31, 2001 (unaudited).........................................3

Consolidated Statements of Cash Flows--Three Months Ended March 31, 2000
  and March 31, 2001 (unaudited)..............................................4

Notes to Consolidated Financial Statements....................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........12

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.............................12

Item 6. Exhibits and Reports on Form 8-K......................................12

                                                                         Page 2
                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                CARESCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,         MARCH 31,
                                                                   2000               2001
                                                               ------------       ------------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents .............................      $ 26,702,096       $ 26,058,580
  Short-term investments ................................         3,001,770               --
  Interest receivable ...................................           174,034             55,314
  Accounts receivable, net of allowance for doubtful
    accounts of $48,794 and $54,269, respectively ......            865,075          1,175,663
  Prepaid expenses and other ............................           240,345            278,033
                                                               ------------       ------------
Total current assets ....................................        30,983,320         27,567,590
                                                               ------------       ------------
Property and equipment:
  Computer equipment ....................................         4,611,573          4,720,124
  Office equipment ......................................           482,385            485,596
  Furniture and fixtures ................................           397,629            397,629
                                                               ------------       ------------
                                                                  5,491,587          5,603,349
  Less--Accumulated depreciation and amortization .......        (2,562,342)        (3,017,211)
                                                               ------------       ------------
    Net property and equipment ..........................         2,929,245          2,586,138
                                                               ------------       ------------
    Goodwill and other intangibles, net .................              --            1,429,116
                                                               ------------       ------------
      Total assets ......................................      $ 33,912,565       $ 31,582,844
                                                               ============       ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of capital lease obligations and
    notes payable .......................................      $    250,685       $    293,342
  Accounts payable ......................................         1,090,613            481,354
  Accrued expenses ......................................         1,141,662          1,024,142
  Deferred revenues .....................................         3,035,511          4,336,758
                                                               ------------       ------------
    Total current liabilities ...........................         5,518,471          6,135,596
                                                               ------------       ------------
Capital lease obligations ...............................           428,602            368,732
                                                               ------------       ------------
Shareholders' equity:
  Common stock, no par value, 16,000,000 shares
    authorized, 14,206,851 and 14,456,851 shares issued
    and 12,766,851 and 13,016,851 outstanding ...........        59,612,380         59,831,130
  Additional paid-in capital ............................         5,590,620          5,357,717
  Deferred compensation .................................        (4,010,828)        (3,461,905)
  Accumulated other comprehensive income ................             1,770               --
  Accumulated deficit ...................................       (32,328,450)       (35,748,426)
  Treasury stock, at cost, 1,440,000 shares .............          (900,000)          (900,000)
                                                               ------------       ------------
    Total shareholders' equity ..........................        27,965,492         25,078,516
                                                               ------------       ------------
      Total liabilities and shareholders' equity ........      $ 33,912,565       $ 31,582,844
                                                               ============       ============

         The accompanying notes are an integral part of these statements

                                CARESCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                             -------------------------------
                                                 2000               2001
                                             ------------       ------------
                                                       (UNAUDITED)
Revenues ..............................      $  1,628,927       $  2,515,611
Cost of revenues (excludes stock-based
  compensation of $170,131 and
  $163,413, respectively) .............         1,026,041          1,372,364
                                             ------------       ------------
  Gross profit ........................           602,886          1,143,247
                                             ------------       ------------
Operating expenses:
  Research and development (excludes
    stock-based compensation of $22,965
    and $9,772, respectively) .........           599,123          1,298,242
  Selling, general and administrative
    (excludes stock-based compensation
    of $145,928 and $142,835,
    respectively) .....................         1,564,739          3,311,022
  Stock-based compensation ............           339,024            316,020
                                             ------------       ------------
    Total operating expenses ..........         2,502,886          4,925,284
                                             ------------       ------------
    Operating loss ....................        (1,900,000)        (3,782,037)
Interest income .......................           (42,048)          (383,608)
Interest expense ......................            20,840             21,547
                                             ------------       ------------
Net loss ..............................        (1,878,792)        (3,419,976)
Accretion of redemption premium on
  preferred stock .....................           115,371               --
                                             ------------       ------------
Net loss applicable to common
  shareholders ........................      $ (1,994,163)      $ (3,419,976)
                                             ============       ============
Net loss per common share:
  Basic and diluted ...................      $      (0.59)      $      (0.26)
Weighted average shares outstanding:
  Basic and diluted ...................         3,387,900         12,985,952

        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                            -------------------------------
                                                                2000               2001
                                                            ------------       ------------
                                                                      (UNAUDITED)
Cash flows from operating activities:
  Net loss ...........................................      $ (1,878,792)      $ (3,419,976)
  Adjustments to reconcile net loss to net cash
    used in operating activities--
      Depreciation and amortization ..................           146,192            325,468
      Loss on disposal ...............................              --              158,000
      Provision for bad debts ........................             9,000              5,475
      Stock-based compensation .......................           339,024            316,020
      Changes in assets and liabilities--
        (Increase) decrease in--
          Interest receivable ........................              --              118,605
          Accounts receivable ........................             2,131           (107,121)
          Prepaid expenses and other .................          (411,865)           (35,748)
        Increase (decrease) in--
          Accounts payable and accrued expenses ......         1,107,632           (870,453)
          Deferred revenues ..........................          (401,348)           890,957
                                                            ------------       ------------
          Net cash used in operating activities ......        (1,088,026)        (2,618,773)
                                                            ------------       ------------

Cash flows (used in) provided by investing activities:
  Proceeds form the redemption of short-term
    investments ......................................              --            3,000,115
  Purchase of acquisition, net .......................              --             (882,367)
  Purchases of property and equipment, net ...........          (192,037)           (75,247)
                                                            ------------       ------------
          Net cash (used in) providing by
            investing activities .....................          (192,037)         2,042,501
                                                            ------------       ------------
Cash flows used in financing activities:
  Payments on capital lease obligations ..............           (98,280)           (67,244)
                                                            ------------       ------------
Net decrease in cash and cash equivalents ............        (1,378,343)          (643,516)
Cash and cash equivalents, beginning of period .......         3,381,600         26,702,096
                                                            ------------       ------------
Cash and cash equivalents, end of period .............      $  2,003,257       $ 26,058,580
                                                            ============       ============


        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    Organization and Basis of Presentation

     CareScience, Inc. (formerly Care Management Science Corporation) provides Internet-based tools designed to improve the quality and efficiency of health care. The Company uses its proprietary clinical algorithms and data collection and storage technologies to perform complex clinical analyses. The Company's customers use its services to identify clinical inefficiencies and medical errors and monitor the results of implemented solutions. Additionally, the Company facilitates the real-time exchange of clinical information over the Internet among local health care constituents.

     The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the three months ended March 31, 2000 and 2001 and the consolidated statements of cash flows for the three months ended March 31, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents and Short-term Investments

     The Company invests excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investment instruments with maturities greater than three months are available for use in current operations and accordingly are classified as current assets. All investments are considered available-for-sale and accordingly, unrealized gains and losses are included in a separate component of shareholders' equity.

     As of December 31, 2000 and March 31, 2001 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:



                                           DECEMBER 31, 2000
                               ---------------------------------------------
                                                   GROSS            FAIR
                                ORIGINAL         UNREALIZED        MARKET
                                  COST             GAINS            VALUE
                               -----------      -----------      -----------

Cash and cash equivalents      $26,702,096      $      --        $26,702,096
Short-term investments           3,000,000            1,770        3,001,770
                               -----------      -----------      -----------
                               $29,702,096      $     1,770      $29,703,866
                               ===========      ===========      ===========


                                           MARCH 31, 2001
                               ---------------------------------------------
                                             (UNAUDITED)

                                                   GROSS            FAIR
                                ORIGINAL         UNREALIZED        MARKET
                                  COST             GAINS            VALUE
                               -----------      -----------      -----------

Cash and cash equivalents      $26,058,580      $      --        $26,058,580
Short-term investments               --                --             --
                               -----------      -----------      -----------
                               $26,058,580      $                $26,058,580
                               ===========      ===========      ===========

     At December 31, 2000 short-term investments consists of one debt instrument maturing November 6, 2002 which was redeemed February 6, 2001.

  Supplemental Cash Flow Information

     The Company paid interest of $20,840 and $21,547 for the three months ended March 31, 2000 and 2001, respectively.

     The Company financed $94,511 and $0 of property and equipment purchases with capital leases for the three months ended March 31, 2000 and 2001, respectively.

  Major Customers

     The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The company had one customer for each of the three month periods ended March 31, 2000 and 2001, which accounted for 24% and 15% of total revenues, respectively.

     The Company had one customer at March 31, 2001, which accounted for 10% of total accounts receivable.

(2) NET LOSS PER SHARE

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

(3) COMMON STOCK OPTIONS

  Equity Compensation Plans

     The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,065,038 shares of Common stock to satisfy grants under the Plan. At March 31, 2001, there were 641,012 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

     In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At March 31, 2001 there were no shares reserved under the Accelerated Plan available for grant.

     The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $120,683 and $0 during the year ended December 31, 2000 and the three months ended March 31, 2001, respectively, and reversed $154,902 and $232,903 of deferred compensation in connection with forfeited common stock options during the year ended December 31, 2000 and three months ended March 31, 2001, respectively. The Company recognized $339,024 and $316,020 of compensation expense related to options for the three months ended March 31, 2000 and 2001, respectively.

     The following table summarizes the option activity for both plans:

                                                                         OPTIONS OUTSTANDING
                                                         ---------------------------------------------------
                                             SHARES                                                 WEIGHTED
                                           AVAILABLE       NUMBER         EXERCISE                  AVERAGE
                                              FOR            OF            PRICE      AGGREGATE     EXERCISE
                                             GRANT         SHARES        PER SHARE      PRICE        PRICE
                                          ----------     ---------      -----------  ----------    ---------
Balance, December 31, 1997.............      362,800       251,200      $0.25- 1.25    $271,200       $1.08
  Authorized...........................    1,134,632            --               --          --          --
  Granted..............................     (472,635)      472,635       1.25- 2.60     895,227        1.89
  Forfeited/Canceled ..................       12,800       (12,800)      0.25- 1.25     (10,800)        .84
                                          ----------     ---------      -----------  ----------       -----
Balance, December 31, 1998.............    1,037,597       711,035       0.25- 2.60   1,155,627        1.63
  Authorized...........................           --            --               --          --          --
  Granted..............................   (1,108,150)    1,108,150       1.25- 2.59   2,814,164        2.54
  Forfeited/Canceled...................      216,413      (216,413)      0.25- 2.59    (291,017)       1.34
                                          ----------     ---------      -----------  ----------       -----
Balance, December 31, 1999.............      145,860     1,602,772       0.25- 2.60   3,678,774        2.30
  Authorized...........................      800,000            --               --          --          --
  Granted..............................     (817,663)      817,663       0.78-12.00   6,782,592        8.30
  Exercised............................           --       (10,000)            0.25       2,500        0.25
  Forfeited/Canceled ..................      573,298      (573,298)      1.25-12.00  (4,926,524)       8.59
                                          ----------     ---------      -----------  ----------       -----
Balance, December 31, 2000.............      701,495     1,837,137       0.25-12.00   5,537,342        3.01
  Authorized (unaudited)...............           --           --               --          --          --
  Granted (unaudited)..................     (144,236)      144,236       0.88- 2.81     156,443        1.08
  Forfeited/Canceled (unaudited).......       83,753       (83,753)      0.78- 6.63    (284,153)       3.39
                                          ----------     ---------      -----------  ----------       -----
Balance, March 31, 2001(unaudited).....      641,012     1,897,620      $0.25-12.00  $5,409,632       $2.85
                                          ==========     =========      ===========  ==========       =====

(4) Acquisition of Business

     On January 12, 2001, the Company acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc. (SOS), a pharmacoeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million which included a cash payment of $1.1 million and 250,000 shares of Common stock valued at $218,750 or $0.88 a share. The purchase agreement also provides for additional contingent payments based on achieving revenue and profitability milestones as defined. The transaction was accounted for using the purchase method of accounting. A summary of the assets acquired and liabilities assumed in the acquisition follows:

          Estimated fair values:
            Cash                                         $  217,632
            Other current assets                            210,882
            Equipment                                        36,515
            Current Liabilities                           (603,995)
            Goodwill and other intangibles                1,457,715
                                                         -----------

          Purchase price                                  1,318,749
          Less cash acquired and stock issued             (436,382)
                                                         -----------
          Net cash paid                                  $  882,367
                                                         ===========

The allocation of the purchase price is preliminary. The Company is currently amortizing goodwill and other intangibles on a straight-line basis over a period of eight years. The Company is in the process of allocating the excess purchase price, including the determination of the useful lives of the intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, intends, and similar expressions to identify forward-looking statements. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including:

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

- the health care industry may not accept our solutions or buy our services which would adversely affect our financial results;

- because our revenues are dependent on a limited number of services, the failure of any one of these services would significantly decrease our revenues;

- termination of one or more of our significant contracts would cause a significant decline in our revenue;

-   failure to manage our growth would adversely affect our operations;

- we face intense competition and may be unable to compete successfully which would adversely effect our financial results;

-   the loss of any of our key personnel could adversely affect our operations;

- our failure to develop strategic relationships could adversely affect our ability to develop new services;

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

Overview

     CareScience, Inc. is a provider of online care management services. Our mission is to transform the quality and efficiency of care delivery by providing innovative clinical information technology to the health care industry. We market our services to hospitals, health systems and pharmaceutical and biotechnology manufacturers, and support more than 150 customers in 40 states and in Europe.

     We work with health care providers to manage clinical processes surrounding the point of care so that fundamental reductions in errors and operating cost can be achieved. Our products collect, share, store and analyze clinical data generated by more than 100 widely used health information systems. Our services allow customers to apply this data to the management of care, including quality monitoring, practice improvement, credentialing, profiling, error tracking, case management and clinical guidelines. We provide consulting services to healthcare providers that support strategic planning and clinical operations, with a special emphasis on mentoring physicians and other clinical leaders in operational and executive roles.

     For the pharmaceutical and biotechnology industry, we provide tools and services that shorten the drug development cycle and improve development yield. Our offerings include a suite of Internet-based data analysis and workflow management tools, consulting services, customized research and strategic development support. These tools and services are aimed at the specialized drug development needs of pharmaceutical industry clinicians, product managers, market strategists, health economists and outcomes researchers.

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

     CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial product based on this proprietary technology under our Care Management System-TM- (formerly called CaduCIS) product line. In 1999, we launched our Care Data Exchange-TM-, and Technology Assessment Tools-TM-, as well as our Lifecycle Decision System-TM- product line, which is aimed at the pharmaceutical and biotechnology industries. To date, we have signed more than 50 contracts covering more than 150 hospitals, health systems and pharmaceutical companies. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

     We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from training, implementation and consulting services. We sell our services individually or as an integrated suite of services. Our contracts are fixed price based on estimates of certain variables, such as the number of a hospital's patient admissions or outpatient visits.

     Our subscription and development agreements typically cover an initial three-to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees on a percentage-of-completion basis or as the program or service is delivered.

     Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.0 million and $4.3 million at December 31, 2000 and March 31, 2001, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

  REVENUES

     Total revenues increased 54% to $2.5 million for the three months ended March 31, 2001 from $1.6 million for the three months ended March 31, 2000. The increase was primarily related to revenues generated from newly signed customer and development contracts.

     Unrecognized revenues related to customer and development contracts as of March 31, 2001 totaled $16.3 million.

  COST OF REVENUES

     Cost of revenues include customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended March 31, 2001 was $1.3 million (excluding stock-based compensation of $163,000), an increase of $346,000 or 34%, compared to $1.0 million (excluding stock-based compensation of $170,000) for the three months ended March 31, 2000. The increase was primarily a result of additional costs necessary to service new customers.

  GROSS PROFIT

     Our gross profit margin increased from 37% for the three months ended March 31, 2000, to 45% for the three months ended March 31, 2001. The increase in gross profit margin is primarily due to increased revenues spread over a fixed base of costs.

  RESEARCH AND DEVELOPMENT

     Research and development costs include technology and product development costs. Research and development costs for the three months ended March 31, 2001 were $1.3 million (excluding stock-based compensation of $10,000), an increase of $699,000 or approximately 117%, compared to $599,000 (excluding stock based compensation) for the three months ended March 31, 2000. This increase is primarily due to expenditures made related to new development efforts.

     As a percentage of revenue, research and development costs were 52% for the three months ended March 31, 2001 as compared to 37% for the three months ended March 31, 2000. This increase for 2000 to 2001 reflects increased expenditures made related to new development efforts.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended March 31, 2001 were $3.3 million (excluding stock-based compensation of $143,000), an increase of $1.7 million, or 112% compared to $1.6 million (excluding stock based compensation of $146,000) for the three months ended March 31, 2000. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

     As a percentage of revenues, selling, general, and administrative expenses were 132% for the three months ended March 31, 2001 as compared to 96% for the three months ended March 31, 2000. The increase from 2000 to 2001 reflects the additional expenditures related to personnel and other marketing activities.

  STOCK-BASED COMPENSATION

     We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $3.5 million at March 31, 2001. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $339,000 and $316,000 of this expense during the three months ended March 31, 2000, and 2001, respectively.

  INTEREST INCOME AND EXPENSE

     Net interest income for the three months ended March 31, 2001was $362,000, an increase of $341,000, compared to $21,000 for the three months ended March 31, 2000. The increase is primarily due to higher investable cash balances as a result of the initial public offering.

  LIQUIDITY AND CAPITAL RESOURCES - MARCH 31, 2001

     Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by private debt and equipment leases. We believe that proceeds from our initial public offering will be sufficient to fund anticipated capital expenditures and working capital requirement for at least the next 12 months. As of March 31, 2001, we had $26.1 million in cash and working capital of $21.4 million.

     Net cash used in operating activities was $2.6 million for the three months ended March 31, 2001 and $1.1 million for the three months ended March 31, 2000. For those periods, net cash used in operating activities was primarily to fund losses from operations.

     Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2001 and consisted primarily of proceeds from the redemption of short-term investments net of purchases of property and equipment. Net cash used in financing activities was $192,000 for the three months ended March 31, 2000 and consisted of purchases of property and equipment.

     Net cash used in financing activities was $67,000 for the three months ended March 31, 2001 and $98,000 for three months ended March 31, 2000, and consisted primarily of payments on capital lease obligations.

     As we execute our strategy, we expect significant increases in our operating expenses to fund development of current and new divisions and product lines. Presently, we anticipate that our existing capital resources and the proceeds from the offering will meet our operating and investing needs through the end of 2002. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans for acquire complementary businesses as any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of March 31, 2001 all of our cash equivalents matured within 6 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.


PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         SALES OF UNREGISTERED SECURITIES

     On January 12, 2001, in connection with the acquisition of Strategic Outcomes Services, Inc. ("SOS"), we issued 250,000 shares of our Common stock to the 19 shareholders of SOS. Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

  USE OF PROCEEDS

     On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.2 million. As of March 31, 2001, we have used approximately $17.8 million of the net proceeds from our initial public offering of which approximately $8.4 million was used for working capital and other general corporate purposes, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $1.8 million was used for the purchase of property plant and equipment and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.,

     None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

            See Exhibit Index

     (b) Reports on Form 8-K

            January 22, 2001 to report Other Events under Item 5 of Form 8-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       CARESCIENCE, INC.





Date: May 11, 2001                           By: /s/ RONALD A. PAULUS
                                                 -------------------------------
                                                 Ronald A. Paulus, President


Date: May 11, 2001                           By: /s/ STEVEN BELL
                                                 -------------------------------
                                                 Steven Bell, Chief Financial
                                                 Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION
-----------        -----------