Form 10-Q
period 2001-06-30
CARESCIENCE INC
filed 2001-08-09
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from               to                  .
                                            ------------    ----------------

COMMISSION FILE NUMBER:    0-30859

                                CARESCIENCE, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 PENNSYLVANIA                            23-2703715
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding, as of August 9, 2001 was 13,276,110.

                                CARESCIENCE INC.

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets- - December 31, 2000 and June 30, 2001
(unaudited).....................................................................................2

Consolidated Statements of Operations- - Three and Six Months Ended June 30, 2000
and June 30, 2001 (unaudited)...................................................................3

Consolidated Statements of Cash Flows- - Six Months Ended June 30, 2000 and
June 30, 2001 (unaudited).......................................................................4

Notes to Consolidated Financial Statements......................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................................................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................12

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..............................................12

Item 4. Submission of Matters to a Vote of Security Holders....................................13

Item 5. Other Information......................................................................13

Item 6. Exhibits and Reports on Form 8-K.......................................................13

                                                                                    Page 2


                               PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     CARESCIENCE, INC.

                                CONSOLIDATED BALANCE SHEETS

                                        (UNAUDITED)

                                                             DECEMBER 31,      JUNE 30,
                                                                 2000            2001
                                                             ------------    ------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents .............................   $ 26,702,096    $ 18,842,660
   Short-term investments ................................      3,001,770       4,984,980
   Interest receivable ...................................        174,034          50,309
   Accounts receivable, net of allowance for doubtful
     accounts of  $48,794 and $58,769 , respectively .....        865,075       1,155,815
   Prepaid expenses and other ............................        240,345         262,837
                                                             ------------    ------------
Total current assets .....................................     30,983,320      25,296,601
                                                             ------------    ------------
Property and equipment:
   Computer equipment ....................................      4,611,573       4,841,364
   Office equipment ......................................        482,385         488,760
   Furniture and fixtures ................................        397,629         397,629
                                                             ------------    ------------
                                                                5,491,587       5,727,753
   Less--Accumulated depreciation and amortization .......     (2,562,342)     (3,320,757)
                                                             ------------    ------------
     Net property and equipment ..........................      2,929,245       2,406,996
                                                             ------------    ------------
     Goodwill and other intangibles, net .................           --         1,394,796
                                                             ------------    ------------
       Total assets ......................................   $ 33,912,565    $ 29,098,393
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligations ..........   $    250,685    $    220,684
   Accounts payable ......................................      1,090,613         394,418
   Accrued expenses ......................................      1,141,662       1,217,463
   Deferred revenues .....................................      3,035,511       3,912,936
                                                             ------------    ------------
     Total current liabilities ...........................      5,518,471       5,745,501
                                                             ------------    ------------
Capital lease obligations ................................        428,602         296,536
                                                             ------------    ------------
Shareholders' equity:
   Common stock, no par value, 16,000,000 shares
     authorized, 14,206,851 and 14,716,110 shares issued
     and 12,766,851 and 13,276,110 outstanding ...........     59,612,380      60,251,130
   Additional paid-in capital ............................      5,590,620       5,356,977
   Deferred compensation .................................     (4,010,828)     (3,145,477)
   Accumulated other comprehensive income ................          1,770          16,000
   Accumulated deficit ...................................    (32,328,450)    (38,102,274)
   Subscription receivables ..............................           --          (420,000)
   Treasury stock, at cost, 1,440,000 shares .............       (900,000)       (900,000)
                                                             ------------    ------------
      Total shareholders' equity .........................     27,965,492      23,056,356
                                                             ------------    ------------
        Total liabilities and shareholders' equity .......   $ 33,912,565    $ 29,098,393
                                                             ============    ============

              The accompanying notes are an integral part of these statements

                                                                                               Page 3

                                          CARESCIENCE, INC.
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                             (UNAUDITED)

                                            FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                        ----------------------------    ----------------------------
                                            2000            2001            2000            2001
                                        ------------    ------------    ------------    ------------
Revenues ............................   $  1,922,055    $  2,976,770    $  3,550,982    $  5,492,381
Cost of revenues (excludes
  stock-based compensation of
  $171,045 and $341,175 for the
  three and six months ended June 30,
  2000, respectively, and
  $163,209 and $326,622
  for three and six months ended
  June 30, 2001, respectively) ......      1,148,426       1,497,407       2,174,467       2,869,771
                                        ------------    ------------    ------------    ------------
  Gross profit ......................        773,629       1,479,363       1,376,515       2,622,610
                                        ------------    ------------    ------------    ------------
Operating expenses:
  Research and development (excludes
    stock-based compensation of
    $23,900 and $46,865 for the
    three and six months ended
    June 30, 2000, respectively, and
    $9,772 and $19,544
    for three and six months ended
    June 30, 2001, respectively) ....        806,548       1,029,307       1,405,672       2,327,549
  Selling, general and administrative
    (excludes stock-based
    compensation of $146,723 and
    $292,652 for the three and six
    months ended June 30, 2000
    respectively, and $142,707 and
    $285,542 for three and six months
    ended June 30, 2001,
    respectively) ...................      1,776,535       2,725,414       3,341,274       6,036,436
  Stock-based compensation ..........        341,668         315,688         680,692         631,708
                                        ------------    ------------    ------------    ------------
    Total operating expenses ........      2,924,751       4,070,409       5,427,638       8,995,693
                                        ------------    ------------    ------------    ------------
    Operating loss ..................     (2,151,122)     (2,591,046)     (4,051,123)     (6,373,083)
Interest income .....................        (24,239)       (258,369)        (66,287)       (641,977)
Interest expense ....................         23,616          21,171          44,456          42,718
                                        ------------    ------------    ------------    ------------
Net loss ............................     (2,150,499)     (2,353,848)     (4,029,292)     (5,773,824)
Accretion of redemption premium on
  preferred stock ...................        138,360              --         253,731              --
Preference distribution on preferred
  stock .............................      5,716,784              --       5,716,784              --
                                        ------------    ------------    ------------    ------------
Net loss applicable to common
  shareholders ......................   $ (8,005,643)   $ (2,353,848)   $ (9,999,807)   $ (5,773,824)
                                        ============    ============    ============    ============
Net loss per common share:
  Basic and diluted .................   $      (2.23)   $      (0.18)   $      (2.86)   $      (0.44)
Weighted average shares outstanding:
  Basic and diluted .................      3,593,811      13,062,435       3,490,856      13,023,194

                   The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED
                                                        JUNE 30,
                                               -----------------------------
                                                   2000            2001
                                               ------------    ------------
Cash flows from operating activities:
  Net loss .................................   $ (4,029,292)   $ (5,773,824)
  Adjustments to reconcile net loss to
     net cash used in operating activities--
      Depreciation and amortization ........        338,409         663,333
      Loss on disposal .....................             --         158,000
      Provision for bad debts ..............         12,000           9,975
      Stock-based compensation .............        680,692         631,708
      Changes in assets and liabilities--
        (Increase) decrease in--
         Interest receivable ...............             --         123,610
         Accounts receivable ...............       (174,633)        (91,773)
         Prepaid expenses and other ........       (127,790)        (20,552)
        Increase (decrease) in--
         Accounts payable and accrued
           expenses ........................      1,324,451        (764,068)
         Deferred revenues .................        783,027         467,135
                                               ------------    ------------
           Net cash used in operating
              activities ...................     (1,193,136)     (4,596,456)
                                               ------------    ------------

Cash flows used in investing activities:
   Proceeds from the redemption of
    short-term investments .................             --       3,000,115
   Purchases of short-term investments .....             --      (4,968,980)
   Purchase of acquisition, net ............             --        (882,367)
   Purchases of property and equipment, net        (998,263)       (199,650)
                                               ------------    ------------
           Net cash used in investing
              activities ...................       (998,263)     (3,050,882)
                                               ------------    ------------
Cash flows from financing activities:
   Payments on capital lease obligations
    and notes payable ......................       (187,741)       (212,098)
   Cost related to the issuance of
       Common stock ........................       (116,802)             --
                                               ------------    ------------
           Net cash used in financing
              activities ...................       (304,543)       (212,098)
                                               ------------    ------------
Net decrease in cash and cash equivalents ..     (2,495,942)     (7,859,436)
Cash and cash equivalents,
   beginning of period .....................      3,381,600      26,702,096
                                               ------------    ------------
Cash and cash equivalents,
   end of period ...........................   $    885,658    $ 18,842,660
                                               ============    ============


        The accompanying notes are an integral part of these statements.

                               CARESCIENCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Basis of Presentation

         The consolidated balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2000 and 2001 and the statements of cash flows for the six months ended June 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

         As of June 30, 2001 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

                                                JUNE 30, 2001
                                    --------------------------------------

                                                     GROSS         FAIR
                                     ORIGINAL     UNREALIZED      MARKET
                                       COST          GAINS        VALUE
                                    -----------   ----------   -----------
        Cash and cash equivalents   $18,842,660   $     --     $18,842,660

        Short-term investments ..     4,968,980       16,000     4,984,980
                                    -----------   ----------   -----------
                                    $23,811,640   $   16,000   $23,827,640
                                    ===========   ==========   ===========

          At June 30, 2001, short-term investments consisted of a $2 million debt instrument maturing June 13, 2003 and $3 million debt instrument maturing August 17, 2001.

     Supplemental Cash Flow Information

         The Company paid interest of $44,456 and $42,718 for the six months ended June 30, 2000 and 2001, respectively.

         The Company financed $214,872 and $0 of property and equipment purchases with capital leases for the six months ended June 30, 2000 and 2001, respectively.

      Major Customers

         The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The company had one customer for each of the six month periods ended June 30, 2000 and 2001, which accounted for 22% and 14% of total revenues, respectively. The Company also had one customer for each of the three month periods ended June 30, 2000 and 2001, which accounted for 20% and 13% of total revenues, respectively.

         The Company had two customers at June 30, 2001, which accounted for 23% of total accounts receivable.

(2) NET LOSS PER SHARE

         Net loss per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Basic Earnings per Share ("EPS") excludes potentially dilutive securities and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as preferred stock, options and warrants.

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

(3)  SHAREHOLDERS'EQUITY

     Subscriptions Receivable

        On June 15, 2001 the Company issued 259,259 shares of its Common stock to seven of its officers and three of its directors in a private sale at a price of $1.62 per share which is equal to the closing price of its Common stock on the Nasdaq National Market on that date. Concurrent with this sale, full recourse notes bearing interest at a rate of 4.11% compounded semi-annually, were issued to these officers and directors. The total amount of such notes issued was $420,000.

      Equity Compensation Plans

        The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,565,038 shares of Common stock to satisfy grants under the Plan. At June 30, 2001, there were 507,238 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

       In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At June 30, 2001 there were no shares reserved under the Accelerated Plan available for grant.

     The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $120,683 and $0 during the year ended December 31, 2000 and the six months ended June 30, 2001, respectively and reversed $154,902 and $233,643 of deferred compensation in connection with forfeited common stock options during the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Company recognized $341,668 and $680,692 of compensation expense related to options for the three and six months ended June 30, 2000, respectively and $315,688 and $631,708 of compensation expense related to options for the three and six months ended June 30, 2001, respectively.

      The following table summarizes the option activity for both plans:

                                                                       OPTIONS OUTSTANDING
                                                         ----------------------------------------------------
                                             SHARES                                                  WEIGHTED
                                           AVAILABLE      NUMBER        EXERCISE                      AVERAGE
                                              FOR           OF            PRICE        AGGREGATE     EXERCISE
                                             GRANT        SHARES        PER SHARE        PRICE        PRICE
                                          ----------     ---------    --------------  ----------     --------
Balance, December 31, 1997.............      362,800       251,200    $   0.25- 1.25  $  271,200       $1.08
  Authorized...........................    1,134,632            --                --          --          --
  Granted..............................     (472,635)      472,635        1.25- 2.60     895,227        1.89
  Forfeited/Canceled...................       12,800       (12,800)       0.25- 1.25     (10,800)        .84
                                          ----------     ---------    --------------  ----------
Balance, December 31, 1998.............    1,037,597       711,035        0.25- 2.60   1,155,627        1.63
  Authorized...........................           --            --                --          --          --
  Granted..............................   (1,108,150)    1,108,150        1.25- 2.59   2,814,164        2.54
  Forfeited/Canceled...................      216,413      (216,413)       0.25- 2.59    (291,017)       1.34
                                          ----------     ---------    --------------  ----------
Balance, December 31, 1999.............      145,860     1,602,772        0.25- 2.60   3,678,774        2.30
  Authorized...........................      800,000            --                --          --          --
  Granted..............................     (817,663)      817,663       0.78- 12.00   6,782,592        8.30
  Forfeited/Canceled...................      573,298      (573,298)      1.25- 12.00  (4,926,524)       8.59
  Excercised...........................           --       (10,000)             0.25       2,500        0.25
                                          ----------     ---------    --------------  ----------
Balance, December 31, 2000.............      701,495     1,837,137       0.25- 12.00   5,537,342        3.01
  Authorized ..........................      500,000            --                --          --          --
  Granted  ............................     (813,685)      813,685        0.88- 2.81   1,186,130        1.46
  Forfeited/canceled ..................      119,428      (119,428)       0.78- 6.63    (354,507)       2.97
                                          ----------     ---------    --------------  ----------
Balance, June 30, 2001 ................      507,238     2,531,394    $  0.25- 12.00  $6,368,965        2.52
                                          ==========     =========    ==============  ==========

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

- we depend on exclusive licenses with the University of Pennsylvania and California Health Care Foundation for important parts our technology, and the loss of either of these licenses would impair our ability to develop our business;

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

         We work with health care providers to manage clinical processes surrounding the point of care so that fundamental reductions in errors and operating cost can be achieved. Our online service offerings collect, share, store and analyze clinical data generated by more than 100 widely used health information systems. Our services allow customers to apply this data to the management of care, including quality monitoring, practice improvement, credentialing, profiling, error tracking, case management and clinical guidelines. We provide consulting services to healthcare providers that support strategic planning and clinical operations, with a special emphasis on mentoring physicians and other clinical leaders in operational and executive roles.

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

         CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial offering based on this proprietary technology under our Care Management System-TM- (formerly called CaduCIS) service line. In 1999, we launched our Care Data Exchange-TM-, and Technology Assessment Tools-TM-, as well as our Lifecycle Decision System-TM- service line, which is aimed at the pharmaceutical and biotechnology industries. To date, we have signed more than 50 contracts covering more than 150 hospitals, health systems and pharmaceutical companies. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

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

         Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.0 million and $3.9 million at December 31, 2000 and June 30, 2001, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      REVENUES

         Total revenues increased 55% to $3.0 million for the three months ended June 30, 2001 from $1.9 million for the three months ended June 30, 2000. The increase was primarily related to revenues generated from newly signed customer contracts.

         Unrecognized revenues related to customer contracts as of June 30, 2001 totaled $19.0 million.

      COST OF REVENUES

         Cost of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended June 30, 2001 was $1.5 million (excluding stock-based compensation of $163,000), an increase of $349,000 or 30%, compared to $1.1 million (excluding stock-based compensated of $171,000) for the three months ended June 30, 2000. The increase was primarily a result of additional costs necessary to service new customers.

      GROSS PROFIT

         Our gross profit margin increased from 40% for the three months ended June 30, 2000, to 50% for the three months ended June 30, 2001. The increase in gross profit margin is primarily due to increased revenues spread over a fixed cost base.

      RESEARCH AND DEVELOPMENT

         Research and development costs include technology and product development costs. Research and development costs for the three months ended June 30, 2001 were $1.0 million (excluding stock-based compensation of $10,000), an increase of $223,000 or approximately 28%, compared to $807,000 (excluding stock-based compensation of $24,000) for the three months ended June 30, 2000. This increase is primarily due to expenditures made related to new product development.

         As a percentage of revenue, research and development costs were 35% for the three months ended June 30, 2001 as compared to 42% for the three months ended June 30, 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended June 30, 2001 were $2.7 million (excluding stock-based compensation of $143,000), an increase of $949,000, or 53% compared to $1.8 million (excluding stock-based compensation of $147,000) for the three months ended June 30, 2000. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

         As a percentage of revenues, selling, general, and administrative expenses were 92% for each of the three month periods ended June 30, 2001 and June 30, 2000.

      STOCK-BASED COMPENSATION

         We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $3.1 million at June 30, 2001. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $342,000 and $316,000 of this expense during the three months ended June 30, 2000 and 2001, respectively.

      INTEREST INCOME AND EXPENSE

         Net interest income for the three months ended June 30, 2001 was $237,000, an increase of $236,000 compared to $1,000 for the three months ended June 30, 2000. The increase is primarily due to higher investable cash balances as a result of the initial public offering.


SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

      REVENUES

         Total revenues increased 55% to $5.5 million for the six months ended June 30, 2001 from $3.6 million for the six months ended June 30, 2000. The increase was primarily related to revenues generated from newly signed customer contracts.

      COST OF REVENUES

         Cost of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the six months ended June 30, 2001 was $2.9 million (excluding stock-based compensation of $327,000), an increase of $700,000 or 32%, compared to $2.2 million (excluding stock-based compensation of $341,000 for the six months ended June 30, 2000. The increase was primarily a result of additional costs necessary to service new customers.

      GROSS PROFIT

         Our gross profit margin increased from 39% for the six months ended June 30, 2000, to 48% for the six months ended June 30, 2001. The increase in gross profit margin is primarily due to increased revenues spread over a fixed cost base.

      RESEARCH AND DEVELOPMENT

         Research and development costs include technology and product development costs. Research and development costs for the six months ended June 30, 2001 were $2.3 million (excluding stock-based compensation of $20,000), an increase of $900,000 or approximately 66%, compared to $1.4 (excluding stock-based compensation of $47,000) for the six months ended June 30, 2000. This increase is primarily due to expenditures made related to new product development.

         As a percentage of revenue, research and development costs were 42% of revenue for the six months ended June 30, 2001 as compared to 40% for the six months ended June 30, 2000.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the six months ended June 30, 2001 were $6.0 million (excluding stock-based compensation of $286,000); an increase of $2.7 million, or 81% compared to $3.3 million (excluding stock based compensation of $293,000) for the six months ended June 30, 2000. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

         As a percentage of revenues, selling, general, and administrative expenses were 110% for the six months ended June 30, 2001 as compared to 94% for the six months ended June 30, 2000.

      STOCK-BASED COMPENSATION

         We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $3.1 million at June 30, 2001. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $681,000 and $632,000 of this expense during the six months ended June 30, 2000 and June 30, 2001, respectively.

      INTEREST INCOME AND EXPENSE

         Net interest income for the six months ended June 30, 2001 was $599,000, an increase of $577,000 compared to $22,000 for the six months ended June 30, 2000. The increase is primarily due to higher investable cash balances as a result of the initial public offering.


LIQUIDITY AND CAPITAL RESOURCES - JUNE 30, 2001

         Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by debt and equipment leases. We believe that proceeds from our initial public offering will be sufficient to fund anticipated capital expenditures and working capital requirement into at least 2002. As of June 30, 2001, we had $23.8 million in cash and short term investments and working capital of $19.6 million.

         Net cash used in operating activities was $4.6 million for the six months ended June 30, 2001 and $1.2 million for the six months ended June 30, 2000. For those periods, net cash used in operating activities was primarily to fund losses from operations which was partially offset by a $1.3 million increase in accounts payable and accrued expenses for the six months ended June 30, 2000.

         Net cash used in investing activities was $3.1 million for the six months ended June 30, 2001 and consisted of purchases of short-term investments (net of proceeds), purchase of an acquisition and purchases of property and equipment. For the six months ended June 30, 2000 net cash used in investing activities was $1.0 million and consisted of purchases of property and equipment.

         Net cash used in financing activities was $212,000 for the six months ended June 30, 2001 and $305,000 for the six months ended June 30, 2000. Financing activities for these periods consisted primarily of payments on capital lease obligations.

         As we execute our strategy, we expect significant increases in our operating expenses to fund development of current and new divisions and product lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2002. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2001 all of our cash equivalents matured within 1 day and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      SALES OF UNREGISTERED SECURITIES

         On June 15, 2001, we issued 259,259 shares of our Common stock to 7 of our executive officers and 3 of our directors in a private sale at a price per share equal to the closing price of our Common stock on the Nasdaq National Market on that date. Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

      USE OF PROCEEDS

         On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.2 million. As of June 30, 2001, we have used approximately $20.0 million of the net proceeds from our initial public offering of which approximately $10.4 million was used for working capital and other general corporate purposes, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $2.0 million was used for the purchase of property plant and equipment and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc..

         None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 23, 2001, the Company held its 2001 Annual Meeting of Stockholders, at which the stockholders approved (i) the election of 2 directors; (ii) the approval of an amendment to the Company's Amended and Restated 1995 Equity Compensation Plan to increase the authorized shares of Company Common stock issuable under the plan from 2,065,038 shares to 2,565,038 shares; and (iii) the ratification of the selection of Arthur Andersen LLP as the Company's independent public accountants for the year 2001. At the date of record, April 23, 2001, there were 13,016,851 shares outstanding. The vote on such matters was as follows:

         1.  Election of directors:

                                                                               Total Vote Withheld From
         Name of Nominee                      Total Vote for Each Nominee      Each Nominee
         ---------------                      ---------------------------      ------------
         Ronald A. Paulus                     9,841,710                        73,500

         Christopher R. McCleary              9,841,710                        73,500


         The terms of office of the following directors continued after the Annual Meeting: David J. Brailer, Edward N. Antoian, C. Martin Harris, Jeffrey
R. Jay and William Winkenwerder.

         2. The approval of an amendment to the Company's Amended and Restated 1995 Equity Compensation Plan to increase the authorized shares of Company Common stock issuable under the plan from 2,065,038 shares to 2,565,038 shares:

         FOR               AGAINST          ABSTAIN
         ---               -------          -------

         9,638,510         0                161,075

         3. The the ratification of the selection of Arthur Andersen LLP as the Company's independent public accountants for the year 2001:

         FOR               AGAINST          ABSTAIN
         ---               -------          -------

         9,774,085         0                141,125


ITEM 5. OTHER INFORMATION

         On May 23, 2001, our board of directors approved the amendment and restatement of the Company's Amended and Restated 1998 Time Accelerated Restricted Stock Option Plan in order to amend the change of control provisions of that plan. The amendment and restatement of the plan became effective upon approval by our board of directors. The amended and restated plan is attached as an exhibit to this Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

            See Exhibit Index.

(b)     Reports on Form 8-K

            None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CARESCIENCE, INC.



Date:    August 9, 2001                   By: /s/ Ronald A. Paulus
                                              ----------------------------
                                              Ronald A. Paulus, President




Date:    August 9, 2001                   By: /s/ Steven Bell
                                              ----------------------------
                                              Steven Bell, Chief Financial
                                              Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION

10.1               Amended and Restated 1998 Time Accelerated Restricted Stock
                   Option Plan.