Form 10-Q
period 2001-09-30
CARESCIENCE INC
filed 2001-11-09
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ________ to ________ .

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

                               3600 MARKET STREET
                             PHILADELPHIA, PA 19104
             ------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (215) 387-9401
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             ------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding, as of November 9, 2001 was 13,280,016.

                                CARESCIENCE INC.

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets--December 31, 2000 and September 30, 2001
  (unaudited).................................................................2

Consolidated Statements of Operations--Three and Nine Months Ended
  September 30, 2000 and September 30, 2001 (unaudited).......................3

Consolidated Statements of Cash Flows--Nine Months Ended September 30,
  2000 and September 30, 2001 (unaudited).....................................4

Notes to Consolidated Financial Statements....................................5

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations...................................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................................13

Item 2. Changes in Securities and Use of Proceeds............................13

Item 5. Other Information....................................................14

Item 6. Exhibits and Reports on Form 8-K.....................................14

Signatures...................................................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                CARESCIENCE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                            2000              2001
                                                                        ------------       ------------
                                         ASSETS
Current assets:
   Cash and cash equivalents .....................................      $ 26,702,096       $ 16,440,841
   Short-term investments ........................................         3,001,770          6,041,900
   Interest receivable ...........................................           174,034             54,360
   Accounts receivable, net of allowance for doubtful
     accounts of $48,794 and $63,854, respectively ...............           865,075          1,329,618
   Prepaid expenses and other ....................................           240,345            737,856
                                                                        ------------       ------------
Total current assets .............................................        30,983,320         24,604,575
                                                                        ------------       ------------
Property and equipment:
   Computer equipment ............................................         4,611,573          4,943,869
   Office equipment ..............................................           482,385            488,760
   Furniture and fixtures ........................................           397,629            397,629
                                                                        ------------       ------------
                                                                           5,491,587          5,830,258
   Less--Accumulated depreciation and amortization ...............        (2,562,342)        (3,625,986)
                                                                        ------------       ------------
     Net property and equipment ..................................         2,929,245          2,204,272
                                                                        ------------       ------------
 Goodwill and other intangibles, net .............................              --            1,328,647
                                                                        ------------       ------------
       Total assets ..............................................      $ 33,912,565       $ 28,137,494
                                                                        ============       ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations
     and note payable ............................................      $    250,685       $    375,821
   Accounts payable ..............................................         1,090,613            252,859
   Accrued expenses ..............................................         1,141,662          1,065,641
   Deferred revenues .............................................         3,035,511          4,250,869
                                                                        ------------       ------------
     Total current liabilities ...................................         5,518,471          5,945,190
                                                                        ------------       ------------
Capital lease obligations ........................................           428,602            247,445
                                                                        ------------       ------------
Shareholders' equity:
   Common stock, no par value, 16,000,000 shares
     authorized, 14,206,851 and 14,720,016 shares
     issued and 12,766,851 and 13,280,016
     outstanding .................................................        59,612,380         60,256,012
   Additional paid-in capital ....................................         5,590,620          5,356,977
   Deferred compensation .........................................        (4,010,828)        (2,829,789)
   Accumulated other comprehensive income ........................             1,770             41,900
   Accumulated deficit ...........................................       (32,328,450)       (39,560,241)
   Subscription receivables ......................................              --             (420,000)
   Treasury stock, at cost, 1,440,000 shares .....................          (900,000)          (900,000)
                                                                        ------------       ------------
     Total shareholders' equity ..................................        27,965,492         21,944,859
                                                                        ------------       ------------
       Total liabilities and shareholders' equity ................      $ 33,912,565       $ 28,137,494
                                                                        ============       ============






        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                  2000             2001             2000             2001
                                              ------------     ------------     ------------     ------------
Revenues .................................    $  2,207,402     $  3,508,661     $  5,758,384     $  9,001,043
Cost of revenues (excludes
  stock-based compensation of $171,088
  and $512,278 for the three and nine
  months ended September 30, 2000,
  respectively, and $163,209 and
  $489,831 for three and nine months
  ended September 30, 2001,
  respectively) ..........................       1,275,550        1,614,151        3,450,016        4,483,923
                                              ------------     ------------     ------------     ------------
  Gross profit ...........................         931,852        1,894,510        2,308,368        4,517,120
                                              ------------     ------------     ------------     ------------
Operating expenses:
  Research and development (excludes
    stock-based compensation of $23,922
    and $70,779 for the three and nine
    months ended September 30, 2000,
    respectively, and $9,772 and $29,316
    for three and nine months ended
    September 30, 2001, respectively) ....       1,329,069          840,567        2,734,740        3,168,116
  Selling, general and administrative
    (excludes stock-based compensation
    of $146,742 and $439,387 for the three
    and nine months ended September 30,
    2000, respectively, and $142,707 and
    $428,249 for three and nine months
    ended September 30, 2001,
    respectively) ........................       2,192,210        2,420,400        5,533,485        8,456,836
  Stock-based compensation ...............         341,752          315,688        1,022,444          947,396
                                              ------------     ------------     ------------     ------------
    Total operating expenses .............       3,863,031        3,576,655        9,290,669       12,572,348
                                              ------------     ------------     ------------     ------------
    Operating loss .......................      (2,931,179)      (1,682,145)      (6,982,301)      (8,055,228)
Interest income ..........................        (561,695)        (247,675)        (627,982)        (889,652)
Interest expense .........................          23,839           23,497           68,302           66,215
                                              ------------     ------------     ------------     ------------
Net loss .................................      (2,393,323)      (1,457,967)      (6,422,621)      (7,231,791)
Accretion of redemption premium on
  preferred stock ........................            --               --            253,731             --
Preference distribution on preferred
  stock ..................................            --               --          5,716,784             --
                                              ------------     ------------     ------------     ------------
Net loss applicable to common
  shareholders ...........................    $ (2,393,323)    $ (1,457,967)    $(12,393,136)    $ (7,231,791)
                                              ============     ============     ============     ============
Net loss per common share:
  Basic and diluted ......................    $      (0.19)    $      (0.11)    $      (1.88)    $      (0.55)
Weighted average shares outstanding:
  Basic and diluted ......................      12,756,851       13,277,384        6,602,066       13,108,855

        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                -------------------------------
                                                    2000               2001
                                                ------------       ------------
Cash flows from operating activities:
  Net loss ...............................      $ (6,422,621)      $ (7,231,791)
  Adjustments to reconcile net loss to
    net cash used inoperating activities--
    Depreciation and amortization ........           577,132          1,034,710
    Loss on disposal .....................              --              158,000
    Provision for bad debts ..............            12,000             14,475
    Stock-based compensation .............         1,022,444            947,396
    Changes in assets and liabilities--
      (Increase) decrease in--
        Interest receivable ..............          (395,084)           119,559
        Accounts receivable ..............           (53,634)          (270,076)
        Prepaid expenses and other .......          (150,277)          (495,571)
      Increase (decrease) in--
        Accounts payable and accrued
          expenses .......................           953,952         (1,057,447)
        Deferred revenues ................            82,923            805,068
                                                ------------       ------------
        Net cash used in operating
          activities .....................        (4,373,165)        (5,975,677)
                                                ------------       ------------
Cash flows used in investing activities:
  Proceeds from the redemption of
    short-term investments ...............              --            5,000,115
  Purchases of short-term investments ....       (20,500,129)        (8,000,000)
  Purchase of acquisition, net ...........              --             (882,367)
  Purchases of property and equipment,
    net ..................................        (1,761,450)          (302,155)
                                                ------------       ------------
        Net cash used in investing
          activities .....................       (22,261,579)        (4,184,407)
Cash flows provided by (used in)
  financing activities:
  Proceeds from note payable .............              --              237,751
  Payments on capital lease obligations
   and note payable ......................          (278,040)          (343,805)
  Cost related to the issuance of
    Common stock .........................        (1,285,047)              --
  Payments of dividends of Series C, D,
    & E Preferred Stock ..................        (1,516,785)              --
  Redemption of Series F Preferred Stock .        (4,935,367)              --
  Proceeds from the issuance of common
    stock and exercise of common
    stock options ........................        44,640,000              4,883
                                                ------------       ------------
        Net cash provided by (used
          in) financing activities .......        36,624,761           (101,171)
                                                ------------       ------------
Net increase (decrease) in cash and cash
  equivalents ............................         9,990,017        (10,261,255)
Cash and cash equivalents,
  beginning of period ....................         3,381,600         26,702,096
                                                ------------       ------------
Cash and cash equivalents,
  end of period ..........................      $ 13,371,617       $ 16,440,841
                                                ============       ============

        The accompanying notes are an integral part of these statements.

                                CARESCIENCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

        The consolidated balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2000 and 2001 and the statements of cash flows for the nine months ended September 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

    Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

    New Accounting Prounouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the nine months ended September 30, 2001, goodwill amortization was $129,070. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company has not completed an analysis of the impact of implementing the provisions of this statement.

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

        As of September 30, 2001 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

                                             SEPTEMBER 30, 2001
                                   -----------------------------------------
                                                    GROSS           FAIR
                                    ORIGINAL      UNREALIZED       MARKET
                                      COST           GAINS          VALUE
                                   -----------    -----------    -----------
    Cash and cash equivalents      $16,440,841    $      --      $16,440,841
    Short-term investments           6,000,000         41,900      6,041,900
                                   -----------    -----------    -----------
                                   $22,440,841    $    41,900    $22,482,741
                                   ===========    ===========    ===========


        At September 30, 2001, short-term investments consisted of a $2 million debt instrument maturing July 25, 2002 and two $2 million debt instruments each maturing August 28, 2002.

    Supplemental Cash Flow Information

        The Company paid interest of $68,302 and $66,215 for the nine months ended September 30, 2000 and 2001, respectively.

        The Company financed $252,401 and $0 of property and equipment purchases with capital leases for the nine months ended September 30, 2000 and 2001, respectively.

    Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The Company had one customer for each of the nine month periods ended September 30, 2000 and 2001, which accounted for 20% and 13% of total revenues, respectively. The Company also had two customers for each of the three month periods ended September 30, 2000 and 2001, which accounted for 31% and 22% of total revenues, respectively.

        The Company had two customers at September 30, 2001, which accounted for 31% of total accounts receivable.

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

(3) COMMITMENTS AND CONTINGENCIES

        CareScience and certain of its officers are defendants in several purported shareholder class action lawsuits described below for alleged violations of federal securities laws. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuits.

        CareScience and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. These actions are the result of several complaints filed with the Court beginning on October 17, 2001. We are currently seeking to consolidate these actions. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning two of our prospective products. The actions seek compensatory and other damages, and costs and expenses associated with litigation.

(4) SHAREHOLDERS'EQUITY

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

    Equity Compensation Plans

        The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,565,038 shares of Common stock to satisfy grants under the Plan. At September 30, 2001, there were 480,786 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants.

        In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. At September 30, 2001 there were no shares reserved under the Accelerated Plan available for grant.

        The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $120,683 and $0 during the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively and reversed $154,902 and $233,643 of deferred compensation in connection with forfeited common stock options during the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The Company recognized $341,752 and $1,022,444 of compensation expense related to options for the three and nine months ended September 30, 2000, respectively and $315,688 and $947,396 of compensation expense related to options for the three and nine months ended September 30, 2001, respectively.

       The following table summarizes the option activity for both plans:

                                                                               OPTIONS OUTSTANDING
                                                             ------------------------------------------------------
                                              SHARES                                                      WEIGHTED
                                             AVAILABLE        NUMBER          EXERCISE                    AVERAGE
                                                FOR             OF              PRICE     AGGREGATE       EXERCISE
                                               GRANT          SHARES          PER SHARE     PRICE          PRICE
                                             ----------      ---------       -----------  ----------     ----------
Balance, December 31, 1997.............         362,800        251,200       $0.25- 1.25  $  271,200       $1.08
  Authorized...........................       1,134,632             --                --          --          --
  Granted..............................        (472,635)       472,635        1.25- 2.60     895,227        1.89
  Forfeited/Canceled...................          12,800        (12,800)       0.25- 1.25     (10,800)        .84
                                             ----------      ---------       -----------  ----------
Balance, December 31, 1998.............       1,037,597        711,035        0.25- 2.60   1,155,627        1.63
  Authorized...........................              --             --                --          --          --
  Granted..............................      (1,108,150)     1,108,150        1.25- 2.59   2,814,164        2.54
  Forfeited/Canceled...................         216,413       (216,413)       0.25- 2.59    (291,017)       1.34
                                             ----------      ---------       -----------  ----------
Balance, December 31, 1999.............         145,860      1,602,772        0.25- 2.60   3,678,774        2.30
  Authorized...........................         800,000             --                --          --          --
  Granted..............................        (817,663)       817,663        0.78-12.00   6,782,592        8.30
  Forfeited/Canceled...................         573,298       (573,298)       1.25-12.00  (4,926,524)       8.59
  Excercised...........................              --       (10,000)              0.25       2,500        0.25
                                             ----------      ---------       -----------  ----------
Balance, December 31, 2000.............         701,495      1,837,137        0.25-12.00   5,537,342        3.01
  Authorized (unaudited)...............         500,000             --                --          --          --
  Granted (unaudited)..................        (880,036)       880,036        0.38- 2.81   1,563,002        1.78
  Forfeited/canceled (unaudited).......         159,327       (159,327)       0.78- 6.63    (442,536)       2.78
  Excercised (unaudited)...............              --        (3,906)              1.25      (4,883)       1.25
                                             ----------      ---------       -----------  ----------
Balance, September 30, 2001(unaudited)          480,786      2,553,940       $0.25-12.00  $6,652,925        2.60
                                             ==========      =========       ===========  ==========


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

- we depend on exclusive licenses with the University of Pennsylvania and California Health Care Foundation for important parts of our technology, and the loss of either of these licenses would impair our ability to develop our business;

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

- we face intense competition and may be unable to compete successfully which would adversely affect our financial results;

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

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.0 million and $4.3 million at December 31, 2000 and September 30, 2001, respectively.

        We have incurred substantial research and development costs since inception and have also invested in our corporate infrastructure to support our long-term growth strategy. We expect that our operating expenses will continue to exceed our gross profit, and as a result, we expect to continue to incur quarterly net losses for the foreseeable future.

        On June 28, 2000 we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.2 million from the initial public offering on July 5, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

    REVENUES

        Total revenues increased 59% to $3.5 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000. The increase was primarily related to revenues generated for services provided under newly signed customer contracts.

         Unrecognized revenues related to customer contracts as of September 30, 2001 totaled $18.0 million.

    COST OF REVENUES

        Cost of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended September 30, 2001 was $1.6 million (excluding stock-based compensation of $163,000), an increase of $339,000 or 27%, compared to $1.3 million (excluding stock-based compensation of $171,000) for the three months ended September 30, 2000. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

        Our gross profit margin increased from 42% for the three months ended September 30, 2000, to 54% for the three months ended September 30, 2001. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base.

    RESEARCH AND DEVELOPMENT

        Research and development costs include technology and product development costs. Research and development costs for the three months ended September 30, 2001 were $841,000 (excluding stock-based compensation of $10,000), a decrease of $489,000 or approximately 37%, compared to $1.3 million (excluding stock-based compensation of $24,000) for the three months ended September 30, 2000. This decrease is primarily due to the allocation of resources to the other areas as well as a reduction of emphasis on the development of new products.

        As a percentage of revenue, research and development costs were 24% for the three months ended September 30, 2001 as compared to 60% for the three months ended September 30, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended September 30, 2001 were $2.4 million (excluding stock-based compensation of $143,000), an increase of $228,000, or 10% compared to $2.2 million (excluding stock-based compensation of $147,000) for the three months ended September 30, 2000. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

        As a percentage of revenues, selling, general, and administrative expenses were 69% for the three months periods ended September 30, 2001 as compared to 99% for the three months ended September 30, 2000.

    STOCK-BASED COMPENSATION

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $2.8 million at September 30, 2001. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $342,000 and $316,000 of this expense during the three months ended September 30, 2000 and 2001, respectively.

    INTEREST INCOME AND EXPENSE

        Net interest income for the three months ended September 30, 2001 was $224,000, a decrease of $314,000 compared to $538,000 for the three months ended September 30, 2000. The decrease is primarily due to lower investable cash balances as funds from the initial public offering have been used to fund operations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

    REVENUES

        Total revenues increased 56% to $9.0 million for the nine months ended September 30, 2001 from $5.8 million for the nine months ended September 30, 2000. The increase was primarily related to revenues generated for services provided under newly signed customer contracts.

    COST OF REVENUES

        Cost of revenues include customer product and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the nine months ended September 30, 2001 was $4.5 million (excluding stock-based compensation of $490,000), an increase of $1.0 million or 30%, compared to $3.5 million (excluding stock-based compensation of $512,000) for the nine months ended September 30, 2000. The increase was primarily a result of additional costs necessary to service new customers.

    GROSS PROFIT

        Our gross profit margin increased from 40% for the nine months ended September 30, 2000, to 50% for the nine months ended September 30, 2001. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base.

    RESEARCH AND DEVELOPMENT

        Research and development costs include technology and product development costs. Research and development costs for the nine months ended September 30, 2001 were $3.2 million (excluding stock-based compensation of $29,000), an increase of $433,000 or approximately 16%, compared to $2.7 million (excluding stock-based compensation of $71,000) for the nine months ended September 30, 2000. This increase is primarily due to expenditures made related to new product development.

        As a percentage of revenue, research and development costs were 35% of revenue for the nine months ended September 30, 2001 as compared to 47% for the nine months ended September 30, 2000.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $8.5 million (excluding stock-based compensation of $428,000); an increase of $2.9 million, or 53% compared to $5.5 million (excluding stock based compensation of $439,000) for the nine months ended September 30, 2000. The increase was primarily related to hiring of additional sales and management personnel and marketing expenditures to increase and support customer growth.

        As a percentage of revenues, selling, general, and administrative expenses were 94% for the nine months ended September 30, 2001 as compared to 96% for the nine months ended September 30, 2000.

    STOCK-BASED COMPENSATION

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $2.8 million at September 30, 2001. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $1.0 million and $947,000 of this expense during the nine months ended September 30, 2000 and September 30, 2001, respectively.

    INTEREST INCOME AND EXPENSE

        Net interest income for the nine months ended September 30, 2001 was $823,000, an increase of $263,000 compared to $560,000 for the nine months ended September 30, 2000. The increase is primarily due to higher investable cash balances as a result of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES - SEPTEMBER 30, 2001

        Since inception, we have financed our operations and funded our capital expenditures through the private sale of equity securities, supplemented by debt and equipment leases. As of September 30, 2001, we had $22.5 million in cash and short term investments and working capital of $18.7 million.

        Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2001 and $4.4 million for the nine months ended September 30, 2000. For those periods, net cash used in operating activities was primarily to fund losses from operations partially offset by changes in current assets and liabilities.

        Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2001 and consisted of purchases of short-term investments (net of proceeds), funding of an acquisition and purchases of property and equipment. For the nine months ended September 30, 2000 net cash used in investing activities was $22.3 million and consisted of purchases of short-term investments and property and equipment.

        Net cash used in financing activities was $101,000 for the nine months ended September 30, 2001. Financing activities for this period consisted primarily of payments on capital lease obligations and proceeds from issuance of a note payable. Net cash provided by financing activities was $36.6 million for the nine months ended September 30, 2000 and consisted primarily of the proceeds of the initial public offering net of the payment of dividends and redemption of preferred stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Most of our cash equivalents and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of September 30, 2001 all of our cash equivalents matured within 90 days and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        CareScience and certain of its officers are defendants in several purported shareholder class action lawsuits described below for alleged violations of federal securities laws. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuits.

        CareScience and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. These actions are the result of several complaints filed with the Court beginning on October 17, 2001. We are currently seeking to consolidate these actions. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning two of our prospective products. The actions seek compensatory and other damages, and costs and expenses associated with litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common

Stock, no par value per share. The net offering proceeds to us after total expenses were $43.2 million. As of September 30, 2001, we have used approximately $21.3 million of the net proceeds from our initial public offering of which approximately $11.4 million was used for working capital and other general corporate purposes, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $2.3 million was used for the purchase of property plant and equipment and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

        None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 5. OTHER INFORMATION

        On October 30, 2001, our board of directors approved the amendment and restatement of the Company's Amended and Restated 1995 Equity Compensation Plan in order to amend the change of control provisions of that plan. The amendment and restatement of the plan became effective upon approval by our board of directors. The amended and restated plan is attached as an exhibit to this Form 10-Q and is incorporated by reference herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

             See Exhibit Index.

     (b)  Reports on Form 8-K

             None

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            CARESCIENCE, INC.





Date: November 9, 2001                      By: /s/ RONALD A. PAULUS
                                                ----------------------------
                                                Ronald A. Paulus, President



Date: November 9, 2001                      By: /s/ STEVEN BELL
                                                ----------------------------
                                                Steven Bell, Chief Financial
                                                Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.        DESCRIPTION
-----------        -----------

10.1               Amended and Restated 1995 Equity Compensation Plan