Form 10-K
period 2001-12-31
CARESCIENCE INC
filed 2002-03-26
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act Of 1934

Commission file number: 0-30859

CareScience, Inc.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2703715
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3600 Market Street, Philadelphia, PA	19104
(Address of Principal Executive Offices)	(Zip Code)

(215) 387-9401
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

        None

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the closing price for the Common Stock on the Nasdaq National Market on March 20, 2002 was approximately $6,214,285. As of March 20, 2002, 13,300,391 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Proxy Statement to be filed in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

PART I

ITEM 1. BUSINESS

Overview

        CareScience, Inc. is a provider of online care management services. Our mission is to transform the quality and efficiency of care delivery by providing innovative clinical information technology to the health care industry. We market our solutions to hospitals, health systems and pharmaceutical and biotechnology manufacturers, and support more than 150 customers in 40 states.

        We work with health care providers to manage clinical processes surrounding the point of care so that fundamental reductions in errors and operating costs can be achieved. We collect, share, store and analyze clinical data generated by widely used health information systems. We allow customers to apply this data to enhance patient safety and to the management of care, including quality monitoring, practice improvement, credentialing, profiling, error tracking, case management and clinical guidelines. We also provide consulting services to health care providers that support strategic planning and clinical operations.

        For the pharmaceutical and biotechnology industry, we provide tools and services that help to shorten the drug development cycle and improve development yield. Our offerings include a suite of Internet-based data analysis tools, consulting services, customized research and strategic development support. These tools and services are aimed at the specialized drug development needs of pharmaceutical industry clinicians, product managers, market strategists, health economists, and outcomes researchers.

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

        CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial solution based on this proprietary technology under our Care Management System™. In 1999, we initiated our Care Data ExchangeTM, as well as our Lifecycle Decision SystemTM, which is aimed at the pharmaceutical and biotechnology industries. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

Industry Background

Clinical Costs are Large and Growing

        According to the Centers for Medicare and Medicaid Services, or CMS, annual health care spending in the United States exceeds $1.2 trillion, or 14% of the country's gross domestic product, and is expected to grow to $2.2 trillion by 2008. Current online efforts are primarily seeking to change administrative and financial processes, reduce systems costs, improve cash flow or speed billing and purchasing. Even if successful, these efforts do not address the significant majority of health care spending that results from the cost of clinical diagnosis and treatment. These costs arise from the process of medical decision-making, treatment choice and therapeutic efficacy, and comprise the largest portion of spending in the health care industry. Furthermore, we estimate that hospitals and pharmaceutical companies spend billions annually to manage treatment decisions and attempt to control clinical costs. As inefficiencies within the health care system consume enormous resources, as well as pose medical risks to consumers, constituents across the health care industry are seeking cost-effective information and tools to improve the quality and efficiency of care delivery.

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

        Problems with quality in the health care industry have recently gained attention because of advances in the ability to measure medical errors and complications and increasing concern about clinical care among policy-makers and the public. In addition to being the eighth-leading cause of death in the United States according to the Institute of Medicine's 1999 report "To Err is Human," medical errors add substantial costs to and drive consumer dissatisfaction with the delivery of care. Medical errors and complications result in unnecessary events including emergency room visits, hospitalizations, specialist referrals and laboratory studies, all of which are used to evaluate the errors and manage the consequences they create. We believe that many of the current efforts to reduce administrative waste and improve financial performance do not address the processes that result in clinical inefficiencies. Health care delivery systems, physicians, health plans, the government and employers are seeking information regarding clinical quality and medical errors as well as tools to enhance clinical efficiency. Recently, the Institute of Medicine's 2001 report "Crossing the Quality Chasm: A New Health System for the 21st Century" called for widespread adoption of technology and managerial methods to substantially reduce the occurrence of medical errors and complications.

Health Care Constituents Remain Highly Fragmented

        Health care is delivered locally in hundreds of thousands of locations through a complex and fragmented mix of constituents, including:

  •
  hospitals, health systems, medical practice groups and other provider organizations;

  •
  physicians in solo or small-group practices;

  •
  payors, such as insurance companies, managed care organizations, Medicare, Medicaid and employers; and

  •
  suppliers, such as clinical laboratories, pharmaceutical companies and other groups that provide tests, drugs, x-rays and other medical supplies and services.

        Historically, many of these organizations have tried to improve efficiency, accountability and clinical-process control by horizontally or vertically integrating with other constituents. For example, hospitals acquired physician practices in order to create integrated delivery systems. These efforts have lost favor because these systems were unable to integrate clinical services and establish common goals. Additionally, these efforts highlighted the importance of being able to share clinical, operational and administrative information.

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

  •
  the large number of constituents;

  •
  the complexity of health care encounters and transactions;

  •
  the cost of deploying technology; and

  •
  pervasive concerns about confidentiality of patient information.

        This has resulted in the current technology infrastructure in health care being characterized by numerous incompatible and proprietary mainframe and client/server systems that store information in isolated databases using non-standardized formats. Thus, providers must typically request information by phone, fax or patient survey and those requests are frequently delayed due to disparate paper-based systems maintained by most constituents. Furthermore, the lack of timely access to accurate clinical information, particularly in an urgent-care situation, may lead to poor clinical outcomes and excess costs through:

  •
  inaccurate diagnoses;

  •
  redundant tests; and

  •
  enhanced potential for medical errors and clinical complications.

        As a result of geographic, organizational and technological fragmentation, current information exchange is often incomplete or redundant, thus creating the need for a comprehensive technology solution.

The Growth of the Internet is Impacting Health Care

        The Internet has emerged as the fastest growing communication medium in history. International Data Corporation, an independent research firm, estimates that nearly 1 billion people, about 15% of the world's population, will be using the Internet by the year 2005. The Internet is currently being used to speed and streamline a variety of business transactions. The Internet's open architecture, platform and location independence, scalability and growing acceptance make it an increasingly important medium for the information-intensive and highly transactional health care industry. We believe that many existing solutions fail to provide tools to monitor the care delivery process or improve clinical efficiency. Additional improvements in the ability to search, store, structure, integrate and filter vast amounts of disparate data and to dynamically analyze, customize and display information in contexts relevant to particular users will further increase the usefulness of Internet-based applications to the health care market.

Pharmaceutical and Biotechnology Companies Need Better Information Closer to the Point of Decision

        According to a 1994 study by Duke University, seven out of ten commercialized pharmaceutical solutions fail to recoup their development costs. In order to reduce the failures of the drug development and commercialization process better decisions about discovery, research and marketing need to be made. We believe that pharmaceutical and biotechnology companies need access to better clinical information closer to the point of their drug development decisions. Moreover, additional improvements in the ability to analyze and apply information in contexts relevant to pharmaceutical and biotechnology users will further increase the usefulness of Internet-based applications to the health care market.

The CareScience Solution

        We are a clinical knowledge company with a mission to inform health care professionals at the point of decision—for better quality at the point of care. For providers, we offer care management solutions, data sharing technologies and consulting services. For pharmaceutical and biotechnology companies, we specialize in data analysis, research support, and consulting.

        Our range of Internet-based tools for care management, clinical analysis and data exchange are designed with a single goal—to improve the quality and efficiency of health care delivery. They help health care professionals:

        Access Comprehensive Patient Data More Efficiently.    Our technologies provide information to influence diagnostic and treatment decisions by enabling secure information sharing among authorized health care constituents. We believe that health care providers who can access clinical information immediately and securely at the point of care will become the standard-bearers of informed care. Since much information is not currently available at the point of care, we are developing an Internet-based peer-to-peer technology that allows health care organizations to share patient information across locations—allowing providers direct access to patient data when and where it is most needed—at the point of care. This peer-to-peer technology will provide secure, real-time Internet access to clinical results, patient demographics, medical records and other critical data from the original source.

        Analyze Comprehensive Patient Data More Efficiently.    Our proprietary scientific methodologies were developed at the University of Pennsylvania School of Medicine and The Wharton School. Our algorithms allow us to normalize clinical information across thousands of parameters using sophisticated statistical analysis and, in conjunction with our online analytic processing technology, provide retrospective as well as predictive evaluation of clinical performance. Unlike benchmarking, which compares performance to designed protocols or averages of broad populations across a limited number of criteria, our algorithms allow users to understand the underlying basis of their clinical performance. For example, when a patient experiences a clinical complication, we can help determine the likelihood that the complication was attributable to the patient's condition, the physician's decisions or the hospital's operations, and for any of these, which specific factors likely contributed to the complication. We believe our solutions provide health care constituents with the most comprehensive, robust and clinically credible tools for clinical-process management.

        Apply Clinical Knowledge for Better Health Quality and Reduced Medical Expenses.    The collection, standardization and analysis of clinical data is complicated, time intensive and requires specialized capabilities. We believe that very few health care organizations possess these resources or capabilities. Our solutions are designed to collect and analyze comprehensive clinical data in order to improve the delivery of care. As an application service provider, we offer our customers cost-effective access to remotely hosted data supported by sophisticated processing technology and analysis methods. In addition, our consulting for health care providers complements our Internet-based solutions with services for care process improvement, management infrastructure, leadership development and more.

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

        Customers gain value from our solutions in three principal areas:

        Improving Clinical Processes.    Many tests and therapies that are performed on patients do not improve outcomes or may pose undue risk. Moreover, many patients do not receive indicated preventative therapies or are placed at risk during the treatment process. Our solutions enable our customers to strengthen their business performance by improving the quality of care they deliver and avoiding medical errors and unnecessary treatments.

        Lowering the Cost of Care Delivery.    In hospitals and health systems, our solutions reduce the need for manual data collection and for tracking of clinical events. Our Lifecycle Decision System databases reduce the need for pharmaceutical makers to have specialized in-house staff to manage aspects of the strategic drug development process. Because our solutions are vendor neutral and operate over the Internet, we enable our customers to realize substantial value from their historical investment in legacy systems. In addition, our Care Data Exchange is expected to reduce costs by using a peer-to-peer architecture to provide secure, real-time access to clinical results, patient demographics, medical records and other clinical data from the original source.

        Improving the Way Health Care Constituents Interact.    Our solutions provide service integration by enabling health care constituents to share relevant clinical information. Our solutions enable hospitals and health systems to provide patient-centric clinical-data access to physicians at the point of care and to share data with other health care entities and patients.

Our Strategy

        Our objective is to become the leading provider of Internet-based solutions to facilitate improvements in health care quality and efficiency. The primary components of our strategy include:

        Offer Community-based Solutions.    Our primary focus is at the community level, where the overwhelming majority of people receive clinical services. Our solutions and services support the key participants in local health care delivery: hospitals, health plans, pharmaceutical and biotechnology companies, physicians and consumers. We offer a comprehensive suite of Internet-based solutions and services that allow different participants in local health care systems to manage their role in care delivery while collaborating with other participants.

        Develop New Solutions Based on Our Proprietary Knowledge and Data Assets.    We have developed a substantial and rapidly growing proprietary online data asset in a single location and format encompassing millions of care encounters. We maintain proprietary, rigorously validated clinical algorithms. Our data and knowledge bases are unique because of their clinical detail and linkage to ongoing relationships with active customers. We are leveraging our proprietary database to develop and introduce other Internet-based solutions. For example, in the spring of 2001, we introduced our Lifecycle Decision System Query tool to pharmaceutical and biotechnology companies to help users gain insights into and answers about diseases, treatments, outcomes and economic impact.

        Cross-sell Solutions.    We are developing strong relationships with hospitals, health systems and pharmaceutical companies. We intend to enhance these relationships by developing and selling additional complementary solutions to these customers. While each of our solutions is designed to satisfy the needs of a particular type of customer, customers frequently purchase more than one type of service or enhancements. For example, we believe that hospitals that use our Care Management System to manage clinical processes are more likely to use our Care Data Exchange to exchange clinical data and our Clinical Information Architecture to extract data to facilitate the development of their databases.

        Leverage our Technology Platform.    Our solutions benefit from a common technology platform, including the architecture, data structures, analytic processing tools, clinical algorithms and telecommunication protocols. Additionally, our solutions frequently integrate with a variety of other vendors' products or enable direct interactions among those products. By using the Internet and serving as a centralized application service provider, our solution represents a high-value proposition for our customers. Furthermore, since our solutions are technologically intensive and connect disparate industry segments, customers cannot replicate our solutions without incurring substantial costs. For example, we recently announced the Clinical Information Architecture, a state-of-the-art data integration and communication platform that is anticipated to allow the secure transfer of clinical and administrative data from originating source systems or third parties to and from our data center. This new architecture is expected to be available for customer implementation in early 2002 and to shorten implementation times, allow for real-time reporting, more comprehensive data, and ultimately translate into better care and better return on investment for our customers.

        Pursue Targeted Strategic Relationships and Acquisitions.    We intend to pursue strategic relationships and acquisitions that would bolster our distribution channels in core areas or expand our service offerings to customers. For example, on January 12, 2001, we acquired Strategic Outcomes Services, Inc., a pharmacoeconomic consulting firm based in Research Triangle Park, North Carolina, to expand our consulting services to the pharmaceutical and biotechnology industries and to improve our ability to sell our pharmaceutical and biotechnology solutions and services. We plan to continue to seek targeted partnerships and acquisitions that are consistent with our objective to improve quality and efficiency in health care. In 2001, we also signed distribution agreements with two health care group purchasing organizations, AmeriNet and AllHealth, for the marketing and distribution of the Care Management System and related services.

Solutions and Services

        We provide an integrated suite of Internet-based solutions designed to access, analyze and apply clinical information to improve the process of decision surrounding the point of care. Our customers use these solutions to build relationships and to improve the quality and delivery of clinical care. We also provide consulting services to compliment our solutions. To date, we have deployed solutions for both health care providers and for pharmaceutical and biotechnology companies. For health care providers, we currently offer our Care Management System, Free BenchmarkingTM, Care Data Exchange, National ComparativesTM and consulting services. For pharmaceutical and biotechnology companies, we offer our Lifecycle Decision System and consulting services.

        An overview of our solutions and services can be seen in the table below:

Solution or Service	Target Market	Core Function

Care Management System	Hospitals and health systems	Managing clinical efficiency and reduce medical errors using clinical data

Care Data Exchange	All health care participants	Securely exchanging clinical information at the point of care via the Internet

Lifecycle Decision System	Pharmaceutical and biotechnology companies	Managing drug development processes

Free Benchmarking	Hospitals and health systems	Direct hospital-hospital performance comparisons using public data

National Comparatives	Hospitals and health systems	Hospital performance comparisons using de-identified national customer dataset

Consulting for Health Care Providers	Hospitals and health systems	Evaluating organizational processes and management infrastructure

Consulting for Pharmaceutical and Biotechnology Companies	Pharmaceutical and biotechnology companies	Analyzing clinical and economic performance of new pharmaceutical products

Care Management System

        The CareScience Care Management System applies cutting-edge analysis methods to help health care provider organizations improve their clinical performance by allowing users to:

  •
  identify the underlying causes of high complication rates and clinical performance opportunities;

  •
  achieve measurable care process improvement and efficiency gains;

  •
  support initiatives for profiling, case management or physician education;

  •
  provide easy access to the outcomes information and practice patterns that guide medical management;

  •
  automate the process of data gathering, analysis and reporting; and

  •
  establish a high-validity, clinically rigorous basis for collaboration between physicians and management.

        The Care Management System helps health care provider organizations take advantage of the vast data resources that often remain trapped or underutilized within organizations. The Care Management System's Internet-based interface enables medical officers, clinical analysts, physicians and health care professionals to do their jobs more effectively. In particular, the Care Management System helps:

  •
  quickly identify problem areas;

  •
  support hypothesis testing about care process or outcome improvement opportunities;

  •
  evaluate and test these hypotheses against real data; and

  •
  establish likely causes of problems before intervention.

        We typically sell the Care Management System pursuant to three- to five-year contracts. Contract pricing is estimated based on a per-encounter basis. Customers typically have unlimited access to data and are supported by an array of telephone and email help, data validation and management, training classes and ad-hoc services.

  Features

        Some features of the Care Management System are:

        Complication Identification:    We apply sophisticated disease- and outcome-specific risk adjustment methodologies in the Care Management System to distinguish between new complications and pre-existing conditions.

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

        Clinical Terminology Service:    The Care Management System maps to the National Library of Medicine's Unified Medical Language System to create common coding definitions about tests, therapies, interpretations and related activities across facilities.

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

Free Benchmarking

        CareScience's Free Benchmarking service on the Internet helps health care providers understand how their clinical performance compares against risk-adjusted standards drawn from Medicare and all-payor state data, where available. Currently, Free Benchmarking is offered as a service to the health care provider community to generate name awareness, and to drive requests for more information concerning our solutions and services.

        Free Benchmarking enables qualified hospitals, physician groups and health systems pinpoint opportunities for improvement across diseases and compare patient mix and outcomes among institutions in a defined local or national marketplace. To better manage these processes, these health care participants need to subscribe to our Care Management System.

        Free Benchmarking provides access to publicly available data: MEDPAR files of nationwide Medicare patients and certain state-sponsored inpatient databases. These databases have been risk-adjusted using CareScience's proprietary techniques and include standardized outcomes by ICD-9 principal diagnosis, DRG, MDC and ICD-9 principal procedure for facility benchmarking and comparative screening purposes. Flags highlight diseases where results are significantly better or worse than forecasted performance, to focus attention on high-impact diseases for quality or cost improvement.

National Comparatives

        CareScience's soon to be released National Comparatives service on the Internet is anticipated to help health care providers understand how their clinical performance compares against risk-adjusted standards drawn from a de-identified national dataset of Care Management System customers.

        National Comparatives lets our Care Management System customers pinpoint opportunities for improvement across diseases and compare patient mix and outcomes in a national marketplace. To better manage these processes, these health care participants need to use our Care Management System.

        The National Comparatives database houses data generated from more than one million patient encounters captured in the Care Management System and is growing rapidly. The clinical data housed in the database has been risk-adjusted and the resource data has been standardized to allow for meaningful, accurate comparisons across multiple facilities. The database is updated regularly to provide recent data to its users, and the National Comparatives query tool accommodates very specific, user-defined clinical analyses. It gives users a valid, national patient data sample to use as a benchmark for outcomes and resource comparison at the diagnosis, DRG, and procedure level. And the module offers additional population segment views by physician specialty, admission source, payor, patient age, gender, and discharge disposition.

Care Data Exchange

        The Care Data Exchange is a peer-to-peer technology being developed by us, which allows health care organizations to share patient information across locations—allowing providers direct access to patient data when and where it is most needed—at the point of care. The Care Data Exchange is designed to provide secure, real-time Internet access to patient-centric clinical results, patient demographics, medical records and other critical data from the original source.

        The Care Data Exchange design includes:

  •
  neural net to support probabilistic model for unique patient indexing;

  •
  cross-enterprise and health system participation;

  •
  Internet-based access to indexed patient records;

  •
  plug-and-play technology to interface with existing information systems;

  •
  real-time peer-to-peer data sharing; and

  •
  local control of business relationships and source data.

        The Care Data Exchange gives individual health care organizations the ability to store and manage their own data while making it accessible to all authorized users within a designated network. This peer-to-peer approach reduces the cost of data sharing while minimizing the competitive issues surrounding data ownership and access privileges.

        Care Data Exchange users are expected to include:

  •
  hospitals and health systems;

  •
  independent physician groups;

  •
  clinics and outpatient facilities;

  •
  labs and ancillary care providers;

  •
  public health agencies;

  •
  health plans and employers; and

  •
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

        We have entered into agreements with other vendors to become our Care Data Exchange partners. As a Care Data Exchange partner, a vendor's Internet solutions can be integrated into the Care Data Exchange peer-to-peer network, enabling a broader range of data-sharing capabilities. In addition, we have partners that offer implementation, integration and support services to optimize the use of the Care Data Exchange and our other technologies.

        The Care Data Exchange is currently under development in Santa Barbara County, California. The full implementation of the Santa Barbara County Care Data Exchange pilot project is expected to lead to availability of complete Care Data Exchange technologies later in 2002. This project is the result of a partnership between us and the California HealthCare Foundation, a non-profit philanthropic organization. Importantly, we are designing the Care Data Exchange to be scalable and capable of being expanded at low marginal cost. Markets for this health care information utility include both communities and health systems.

Consulting for Health Care Providers

        Our consulting services complement our Internet-based Care Management System, Free Benchmarking and National Comparatives to offer winning strategies for clinical process management and quality improvement. We are helping health care leaders build customized care management infrastructures that will continuously generate the knowledge necessary to more effectively guide care decisions and meet other top-priority objectives like:

  •
  Optimizing the use of the Care Management System;

  •
  establishing a formal plan for clinical care management improvement;

  •
  discovering the root causes for specific, actual clinical outcomes;

  •
  executing a strategic plan for continuous quality and cost improvement;

  •
  reducing clinical costs by focusing on the expense of substandard clinical processes; and

  •
  planning performance improvement methods that will win the approval of those involved in the care management process.

        In addition, we offer our Throughput Optimization Service to aid our customers in identifying and evaluating their care delivery processes in order to improve patient placement and flow, match bed capacity and caregiver skills to expected demand, and enable focused care within each patient unit. Our Throughput Optimization Service provides focused operations methodologies, data, and best practices for allocating clinical services and operating units built around physician, nurse and other caregiver skills.

        We also offer consulting services to optimize the implementation, integration and support of the Care Data Exchange and services related to drug formulary optimization.

Lifecycle Decision System

        Our Lifecycle Decision System builds upon the proprietary de-identified databases created by our other service lines, and uses this data to answer important development, market-targeting and pricing questions for pharmaceutical and biotechnology companies. The Lifecycle Decision System accelerates organizational decision-making, helping pharmaceutical and biotechnology companies create medications that perform better for patients and the marketplace.

        The Lifecycle Decision System provides a combination of proprietary, risk-adjusted data and Internet applications to help pharmaceutical and biotech companies optimize their market access. Customers use our Lifecycle Decision System to help:

  •
  identify unmet therapeutic needs;

  •
  quantify the efficacy of therapeutic options;

  •
  improve the design and execution of clinical trials;

  •
  reduce risks and expenses;

  •
  analyze clinical data more efficiently;

  •
  determine optimal product differentiation and positioning; and

  •
  increase the likelihood of achieving economic targets.

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

        Through our consulting services, we:

  •
  conduct custom pharmacoeconomic, outcomes and clinical research projects;

  •
  perform economic and pricing analyses for internal decision-making and pricing strategies;

  •
  develop targeted health outcomes strategies to achieve optimal market access; and

  •
  optimize clinical trial design for greater efficiency and effectiveness.

Customers

        We have entered into long term relationships with over 150 major hospitals, health systems, health plans and pharmaceutical and biotechnology companies. Representative customers for our solutions and services includes:

  •
  Ascension Health;

  •
  Borgess Health Alliance;

  •
  GlaxoSmithKline plc;

  •
  Pharmacia Corp.;

  •
  Providence Health System;

  •
  Rush System for Health;

  •
  Sansum-Santa Barbara Medical Foundation Clinic;

  •
  Santa Barbara Regional Health Authority;

  •
  Sisters of Mercy Health System;

  •
  Tenet Brookwood Medical Center;

  •
  The Health Alliance of Greater Cincinnati;

  •
  University of Pennsylvania Health System; and

  •
  Washington Hospital Center.

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. During the years ended December 31, 2001, 2000 and 1999, we generated 12%, 20% and 21%, respectively, of our revenue from our development partner, the California HealthCare Foundation.

        The Company had one and two customers as of December 31, 2001 and 2000, respectively, which accounted for 12% and 29% of total accounts receivable.

Technology

        We have developed a core set of shared technologies that underlie all of our solutions. The four major components of these technologies are:

  •
  web hosting;

  •
  the clinical information architecture; and

  •
  clinical data access, analysis and reporting applications.

        Each component is briefly described below.

  Web Hosting

        We operate our own web-hosting technology that provides a complete set of security, monitoring, high-availability servers and large-scale disk storage. Given that our web hosting supports our applications, we operate as an application service provider so that we can rapidly implement and upgrade our solutions at low cost. We provide our customers with an Internet-based environment where computation intensive functions are supported with high security, performance, availability and scalability. All of our applications are accessible through a standard Internet browser. Customer-specific databases are integrated by an analysis layer and a communications layer using a multi-tier server architecture. We maintain security through formal policies and procedures as well as technologies used to protect the integrity of the systems and the confidentiality of the sensitive data they contain. Performance and availability are maintained through a redundant design that allows for continued operation in the event of failure of individual critical components, as well as automated monitoring to detect failures.

  Clinical Information Architecture

        We have developed a strategy and supporting technologies that enable the acquisition of data from different source systems. This technology, called the Clinical Information Architecture, is a computer-to-computer interface that uses standard internet protocols, such as HTTPS. The Clinical Information Architecture enables the secure transfer of clinical and administrative data from originating systems to us. The Clinical Information Architecture supports interfacing to a wide variety of systems that can provide real-time or batch updates to the Care Management System and Care Data Exchange.

        The Clinical Information Architecture can collect all required data in an automated, electronic fashion. The Clinical Information Architecture can be customized to fit a particular organization's infrastructure needs by being deployed in one of three primary methods:

  •
  Hosted Relay Model—A relay interface installed at a customer's site collects the data directly from an integration engine. It then sends the information, via the Internet, to our data center. A secure server validates the inbound data and adds it to the Care Management System database.

  •
  Client Software Model—A customer integrates the Clinical Information Architecture software into its information systems. This approach is useful in the absence of a fully deployed integration engine. The Clinical Information Architecture software runs on a customer's system, collecting data through a private port. The data is then encrypted and transported via the Internet to us, where a secure server validates it and populates the Care Management System database.

  •
  Secure Transfer Model—A secure staging server, installed in our data center, accepts the transmission of data files in a batch format. This is useful if a batch extract of data is more practical than a message-based interface.

        The Clinical Information Architecture also has a data management utility, which applies a data validation process to all incoming data. As the data is fed through the Clinical Information Architecture, the data management utility checks data for format, content errors, and omissions. The data management utility reports any data issues back to the customer. The data management utility also allows the customer to correct any data errors using a browser-based interface.

  Clinical Data Access, Analysis and Reporting Applications

        We provide a number of technologies to enable the use of our Care Data Exchange and Care Management System. Each is briefly described below:

        Identity Correlation System.    The Identity Correlation System is used to identify person-specific identities across an enterprise or community. It consists of a set of neural network algorithms that use a blend of multivariate analysis and weighted values to create new person objects or to match person identities to an existing object. This engine underlies the peer-to-peer tools that support clinical data sharing and can be used to create a single identity for the patients treated in a care management customer.

        Clinical Terminology Service.    The Clinical Terminology Service assigns all incoming clinical terms to a standard clinical vocabulary based on the National Library of Medicine Unified Medical Language System. This engine allows comparisons of tests and therapies across facilities and application of treatment-specific rules. This engine also supports outbound queries by matching syntactical variants and substitute terms to requested search terms.

        Clinical Analysis Service.    The Clinical Analysis Service applies the company's statistical and knowledge-base analytic methods to validated clinical data. Examples include: the identification of medical and surgical complications, the assignment of patient-level risk scores for various clinical and economic outcomes, the calculation of treatment norms for resources used in patient care and measurement of the severity of complications that patients incur.

        Information Locator Service.    The Information Locator Service enables the secure exchange of clinical data between cooperating health-care organizations. This engine stores and accesses metadata, which identifies the location of patient-specific health care data. This engine manages the requesting, directing and security process for data sharing. It is designed to be used by or incorporated into authorized third party applications.

        Access Control Service.    The Access Control Service manages the security and access rules for accessing data from the Care Data Exchange. This engine creates and manages policies determining which users get to see which data for which patient at what time. This engine will be operated in compliance with security regulations required in the Health Insurance Portability and Accountability Act of 1996, as they become known with certainty.

        Users and authorized system administrators can access data from our data warehouses or from the Care Data Exchange by using several data access and reporting applications. These are all designed, implemented and operated by us. Each is briefly described below:

        Query Applications.    Query applications allow health system and pharmaceutical users to access and analyze data stored in our data warehouses. Using our query applications, users perform a variety of operations and tasks on data, including population analysis, time trending, benchmarking, hypothesis testing and performance evaluation.

        Workflow Applications.    Workflow applications will be used by customers to manage the business processes of patient care. These applications can allow these users to interact with data, merge outside information such as strategy, business process, decision goals, and to progress along pre-determined or customized decision processes.

        Access Applications.    Access applications are used to support patient care needs by providing patient-specific data access from our clinical data repositories or the Care Data Exchange Information Locator. These applications are platform independent and could also be incorporated into third-party applications. Access applications for patients to review their own data are under development.

Strategic Relationships

        We have developed strategic relationships with organizations that supply important inputs into our solutions. We have a long-standing technology transfer relationship with the University of Pennsylvania, from which we have licensed intellectual property and methods. The University and management began this relationship in 1987 and it has grown over time as new methods and properties have been added to our portfolio. From time to time, faculty of the University of Pennsylvania provide informal advice and consultation regarding refinement of our existing methodologies and/or advice regarding potential areas of new development. This informal advice is not material to our results of operations. Dr. David J. Brailer, our Chairman, Chief Executive Officer and a member of our Board of Directors, is an adjunct faculty member of the University of Pennsylvania. The University of Pennsylvania Health System is also a non-material customer of CareScience. Also, the University owns less than one percent of our common stock. The University does not have the ability to direct or influence our operations, except as licensor under the license agreement. We are not aware of any agreements among the University and any other parties, such as other shareholders, to influence our management or operations. We have no agreements with the University, informal or formal, other than a non-material customer agreement and the license agreement.

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

        We have entered into a consulting agreement with California HealthCare Foundation for a term beginning October 1, 1999 until the earlier of September 30, 2002, or the completion of an extensive work plan, unless sooner terminated. The work plan includes the production of a local business model for the Internet-based cooperative sharing of clinical health information that may then be replicated in other localities. The purpose of the agreement is to establish a management office to facilitate the development and maintenance of a care data exchange for the sharing of clinical health care data in Santa Barbara County. Under the terms of the agreement, the Foundation is required to make payments to us upon various milestones, including the receipt and approval of narrative and financial reports, work plans, deliverables and budget projections, which may not exceed a total of approximately $4.6 million. The Foundation owns all intellectual property rights with respect to the project, subject to a license between us and the Foundation described below. Either party may terminate the agreement due to the other's breach that is not cured within 45 days of written notice from the non-breaching party.

        We also entered into a license agreement with the Foundation on October 2, 2000. That agreement expires on October 2, 2030, unless sooner terminated by the Foundation upon our default or sooner terminated by us upon 90 days' notice to the Foundation. Under the license agreement, the Foundation grants a royalty-bearing, worldwide, exclusive license to us for the use of the software code which forms the basis for the Care Data Exchange, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with our customers. We pay the Foundation royalties for the license in an amount equal to a percentage of fees we receive for allowing others to use or to sublicense the technology. We are obligated to pay the Foundation a minimum level of $41,250, $57,500, $73,750 and $90,000 per year in royalties for the year 2002, 2003, 2004 and 2005 and each year after 2005, respectively, regardless of the fees we collect. If we fail to pay the minimum level of royalty fees every year, the Foundation has the option to convert our exclusive license to a non-exclusive license. Pursuant to the license agreement, we agree to indemnify and hold the Foundation harmless against claims which arise out of the use of the licensed material by us or parties with which we contract.

Marketing and Sales

        We sell our solutions and services through a geographically distributed sales force in the health care provider and pharmaceutical and biotechnology markets. We have positioned ourselves as a leader in the provision of Internet-based solutions to improve the quality and efficiency of health care. We market our solutions and services by:

  •
  conducting executive education programs aimed at health industry executives;

  •
  providing consulting activities aimed at solving important management problems faced by health system executives;

  •
  publishing in academic journals and speaking regularly at conferences attended by health industry leaders;

  •
  developing a customer service and consulting staff with strong clinical, management and analytic expertise;

  •
  leading research about clinical-decision support and other important methodological frontiers; and

  •
  advertising in trade publications aimed at health industry executives, clinicians and technicians.

        By following this strategy, we have become a preeminent vendor of Internet-based tools designed to improve the quality and efficiency of health care to chief medical officers and other key decision-makers in health systems. These individuals are becoming increasingly prominent in senior management positions and are gaining accountability as medical management becomes essential to health system operations.

        We have supplemented our brand awareness with the free distribution of Free Benchmarking. This tool is used by more than 6,000 registrants generating tens of thousands of reports on a monthly basis. Also, we began publicizing the launch of the Santa Barbara Care Data Exchange demonstration project in Santa Barbara County, California, our Clinical Information Architecture and our Lifecycle Decision System Query tool. These efforts will continue our positioning as an innovator of Internet-based clinical and data exchange solutions.

        We have used the Care Management System to build a distribution channel to health care systems and our pharmaceutical consulting services for pharmaceutical makers and biotechnology firms and to leverage our ability to cross-sell our solutions and services in multiple markets. We sell our solutions and services into these sectors through a national sales force of experienced sales executives who manage all aspects of sales and also generate cross selling referrals to other services.

Product Development

        We have been a leader in the management of health care quality and efficiency using the Internet by focusing on changes in the analysis and application of information to support patient care. Our technology arose from fundamental research in risk assessment, outcomes measurement, care-process analysis, medical-language processing and data integration and validation at the University of Pennsylvania, beginning in the late 1980s. Researchers have published more than eleven scientific manuscripts about the methodologies underlying our solutions and other publications are underway at this time regarding new advances, which we intend to commercialize in the future.

        From this research base, we have built a track record for commercializing significant advances in clinical management and information-sharing solutions. We have accomplished this by nurturing technology transfer-relationships with scientists, from which we can acquire and commercialize new technologies. Our development is coordinated by our research center, which is staffed with our employees and by academic scientists and which can balance the academic needs of scientists with proprietary requirements. Our research center works closely with our engineers to prototype new innovations.

        In addition to design of solutions in the laboratory, we refine our solutions in demonstration projects. For example, we tested our Care Management System in a group of health systems, and our consulting services for health care providers in two major health systems before commercialization. We are currently demonstrating our Care Data Exchange in Santa Barbara, California.

Competition

        Each of our service lines face different competitors, although we believe that our total solution as a whole has no single competitor. We have few pure Internet-based competitors, but Internet-based competition is increasing and many off-line organizations are adding Internet capabilities. We believe that competition in our industry is based on the performance, utility, price and level of comprehensiveness of solutions and services.

        Care Management System.    There are no dominant care-management firms serving the hospital or health plan markets, and Internet-based entities have not established a credible base in this market. Rapid growth and the demand for a new generation of care-management tools has opened this market sector to new entrants. Therefore, most Care Management System competition arises from clinical information system companies that offer data warehousing or from benchmarking firms. These clinical information system firms offer large-scale transactional databases and applications, but their current data warehouses do not have clinical analysis methodologies or the ability to change the way that health care constituents interact with each other and with physicians or consumers. These benchmarking firms tend to be administratively oriented and focus on external comparisons rather than the internal management of care.

        Care Data Exchange.    The Care Data Exchange faces a diverse array of competitors, including consulting firms, technology vendors, and local efforts. Most vendors offer a within enterprise approach rather than allowing customers obtain data beyond their organization. Furthermore, most result reporting solutions mandate the use of a centralized database, which requires redundant stores of proprietary data that are costly and difficult to maintain. Additionally, these solutions and services are aimed primarily at the flow of claims and financial data, rather than clinical data. Large consulting firms have presented plans for new activities in data sharing. However, their core business model is to focus on application implementation, not data sharing. In addition, these consulting firms tend to have long-standing relationships with large hospital information system vendors that prevent them from being vendor-neutral, and they have not yet been able to adapt their value proposition to the Internet.

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

        As required by the Health Insurance Portability and Accountability Act of 1996, the U.S. Department of Health and Human Services has promulgated final regulations to protect the confidentiality of individually identifiable health information that is stored or transmitted electronically. This information is referred to as "protected health information." The regulations were effective on April 14, 2001 and all affected organizations are required to be compliant by April 14, 2003. The Health Insurance Portability and Accountability Act of 1996 privacy regulation prohibits health care providers, health insurance plans and health care clearinghouses, referred to as "covered entities," from using or disclosing protected health information without the individual's authorization, except as permitted by the proposed regulations. Additionally, the regulation requires a covered entity to protect an individual's medical records from unauthorized disclosure for the life of the individual plus two years after the individual's death.

        The regulation also outlines procedures and policies that covered entities must establish regarding the collection, storage and dissemination of protected health information. Finally, the privacy regulation also governs business associates of a covered entity who receive protected health information from a covered entity.

        We will be subject to the Health Insurance Portability and Accountability Act of 1996 privacy regulation as a business associate of a covered entity. Over the two years following the effective date of the final regulation, we will need to ensure that our internal policies and procedures meet the requirements of the regulation. We will also need to ensure that our business relationships with persons who share information with us, and with whom we share information, meet the requirements of the regulations. Under the final regulation, in many situations our exchange of protected health information will not require a patient's authorization under the regulation. However, even in these situations we must be very careful to safeguard the information against receipt by persons other than the intended recipient. We will need to implement technical safeguards to ensure that information in our systems can only be accessed by authorized persons. We do not expect to significantly modify our solutions and services or business operations or materially increase our expenses in response to currently proposed regulations.

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

        Under the Health Insurance Portability and Accountability Act of 1996, the privacy regulation sets a federal standard for the privacy of protected health information; however, the Health Insurance Portability and Accountability Act of 1996 provides that state medical privacy laws will preempt the federal standard if the state law is not contrary to and is more stringent than the federal standard. Therefore, we will still be subject to provisions of state laws to the extent that they preempt the federal standard. Some state laws establish strict requirements for the maintenance and dissemination of an individual's health records, especially when those records contain particularly sensitive data such as HIV status, mental health information or substance abuse information.

Intellectual Property

        We have licensed intellectual property from the University of Pennsylvania and from the California HealthCare Foundation. The intellectual property underlying our online analytic processing software is licensed exclusively to us by the University of Pennsylvania in a 30-year agreement, which include payments by us of royalties or sublicense fees. The intellectual property used in our Care Data Exchange software is licensed exclusively to us by the California HealthCare Foundation in a 30-year agreement, which include payments by us of royalties or sublicense fees. We consider the technology we own and license to be fundamental to the success of our operations.

        We have spent approximately $3.9 million, $4.7 million and $1.5 million in the years ended December 31, 2001, 2000 and 1999, respectively, on research and development activities excluding stock based compensation of $39,000, $78,000 and $20,000, respectively.

        We own proprietary software that we have developed and used in our operations which we consider to be trade secrets. In addition, we have filed a patent with the United States Patent and Trademark Office to protect our Care Data Exchange technology.

Employees

        As of December 31, 2001, we employed 118 people, including 38 in research and development, 21 in sales and marketing, 43 in professional services and 16 in administration.

ITEM 2. PROPERTIES

        Our headquarters and application service provider operations are located in Philadelphia, Pennsylvania, where we lease approximately 21,000 square feet of office space. We also lease approximately 5,000 square feet of office space in San Francisco, California, and approximately 4,000 square feet of office space in Research Triangle Park, North Carolina.

ITEM 3. LEGAL PROCEEDINGS

        We and certain of our officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania described below for alleged violations of federal securities laws. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuits.

        The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning two of our prospective products and our planned disposition of the offering proceeds. The actions seek compensatory and other damages, and costs and expenses associated with litigation.

        We are not involved in any other legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Our common stock is quoted on the Nasdaq National Market System under the symbol CARE. The following table sets forth the range of high and low closing prices of our common stock as reported by the Nasdaq National Market System for each period indicated beginning June 28, 2000, the effective date of our initial public offering:

	Low	High
2000
Second quarter	$10.02	$10.56
Third quarter	2.25	9.97
Fourth quarter	0.59	3.13
2001
First quarter	0.66	1.75
Second quarter	0.69	1.95
Third quarter	1.11	1.78
Fourth quarter	0.98	1.42

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

        On January 12, 2001, in connection with the acquisition of Strategic Outcomes Services, Inc., we issued 250,000 shares of our common stock to the 19 shareholders of Strategic Outcomes Services, Inc. Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

        On June 15, 2001, we issued 259,259 shares of our common stock to seven of our executive officers and three of our directors in a private sale at a price per share equal to the closing price of our common stock on the Nasdaq National Market on that date. Such sales were made in reliance upon the exemption provided by Section 4(2) of the Securities Act for transactions not involving a public offering and/or Rule 701 under the Securities Act.

Use of Proceeds

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of December 31, 2001, we have used approximately $23.1 million of the net proceeds from our initial public offering of which approximately $11.9 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.6 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

        Our statement of operations data for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included herein. Our statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 have been derived from our financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are not included herein. You should read the data set forth below together with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes contained in this Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenues	$1,041	$2,552	$4,351	$7,822	$12,478
Cost of revenues(1)	1,494	1,904	2,509	4,645	6,081

Gross profit (loss)	(453)	648	1,842	3,177	6,397
Operating expenses:
Research and development(2)	1,555	1,669	1,460	4,651	3,908
Selling, general and administrative(3)	2,241	3,169	3,897	9,570	10,788
Stock-based compensation	—	—	233	1,347	1,227

Total operating expenses	3,796	4,838	5,590	15,568	15,923

Operating loss	(4,249)	(4,190)	(3,748)	(12,391)	(9,526)
Interest (income) expense, net	47	418	(78)	(1,070)	(931)

Net loss(4)	(4,296)	(4,608)	(3,670)	(11,321)	(8,595)
Preference distribution on preferred stock	—	—	—	5,717	—
Accretion of redemption premium on preferred stock	—	9	401	254	—

Net loss applicable to common shareholders	$(4,296)	$(4,617)	$(4,071)	$(17,292)	$(8,595)

Net loss per common share:
Basic and diluted	$(1.27)	$(1.36)	$(1.20)	$(2.12)	$(0.65)
Weighted average shares outstanding:
Basic and diluted	3,388	3,388	3,388	8,150	13,152
Net loss per common share excluding items noted:
Basic and diluted(5)		$(1.36)	$(1.08)	$(1.39)
	December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,370	$5,346	$3,382	$29,704	$20,861
Working capital	2,167	3,845	453	25,465	17,163
Total assets	4,221	6,794	5,350	33,913	26,546
Deferred revenue	239	820	2,924	3,036	3,535
Debt and capital lease obligations, less current portion	4,519	570	460	429	200
Mandatorily redeemable preferred stock	—	4,280	4,682	—	—
Total shareholders' equity (deficit)	(1,140)	195	(3,644)	27,965	20,877

(1)
Excludes stock-based compensation of $121,000, $671,000 and $653,000 for the years ended December 31, 1999, 2000 and 2001, respectively.
(2)
Excludes stock-based compensation of $20,000, $78,000 and $39,000 for the years ended December 31, 1999, 2000 and 2001, respectively.
(3)
Excludes stock-based compensation of $92,000, $598,000 and $535,000 for the years ended December 31, 1999, 2000 and 2001, respectively.
(4)
Before accretion of redemption premium and preference distribution on preferred stock.
(5)
Net loss per share figures exclude preference distribution and accretion of redemption premium on preferred stock, which occurred prior to the Company's initial public offering when such preferred stock was converted into common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this Form 10-K. The following includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. For a description of these risks, see the section entitled "Risk Factors" below.

Overview

        We released our first Internet solutions, Care Management System and Free Benchmarking, in 1996. Since our first release, we have signed over $40 million in multi-year contracts with customers for our solutions and services. In March 1999, we formed our Care Data Exchange line, and have entered into a $4.6 million contract with the California HealthCare Foundation to develop our Care Data Exchange technology and business model. In the fall of 1999, we formed our Lifecycle Decision System line. In the fall of 2000, we terminated our CareSense and CareLeader lines. We have not generated any revenues from the Lifecycle Decision System, CareSense or CareLeader lines. We have commenced sales of the Lifecycle Decision System.

        We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from consulting services and development agreements. We sell our solutions individually or as an integrated suite of solutions and services. We price our subscription services on a per-encounter basis, such as the number of a hospital's patient admissions or outpatient visits.

        Our subscription agreements typically cover an initial three- to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered and development revenues on a cost-to-cost basis over the entire agreement period.

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.5 million and $3.0 million as of December 31, 2001 and 2000, respectively.

        More than 150 health care organizations subscribe to our services. Our contract with the California HealthCare Foundation represented approximately 12% of our 2001 revenues.

        We have incurred substantial research and development costs since inception and have also invested in our corporate infrastructure to support our long-term growth strategy. We expect that our operating expenses will continue at historic or greater levels as we further our product development and sales and marketing efforts. Accordingly, we expect to continue to incur quarterly net losses for the foreseeable future.

        Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2001, we had net operating loss carryforwards of approximately $30.8 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2021. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. See Note 4 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these carryforwards.

        On June 28, 2000 we completed an initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.4 million from the initial public offering on July 5, 2000.

        On January 12, 2001 the Company acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc., a pharmaeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million, which included a cash payment of $1.1 million and 250,000 shares of our common stock. The purchase agreement also provides for additional contingent payments based on achieving revenue and profitability milestones. No such contingent payments accrued in 2001. The transaction has been be accounted for using the purchase method of accounting.

Critical Accounting Policies

        We prepare the consolidated financial statements of CareScience, Inc. in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgements and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition

        The Company's agreements for its Internet-based tools, which typically cover an initial period of one-to-five years and are fixed priced, provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period regardless of the timing of the required delivery of services to the customer or the related cost to the Company of delivering such services.

        The Company's development agreements, with periods ranging from one-to-five years, provide for customer funding for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", the Company is treating revenue on these agreements as a single element contract and is recognizing total revenue on a cost-to-cost basis over the entire agreement period.

        The Company's various consulting services are delivered either as a single program or as a project whose completion normally occurs over a several month period. Consulting revenues from program services are recorded as the program is completed. Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.

        Significant management judgments and estimates must be made and used in connection with the revenue recognized from our development and consulting services agreements in any accounting period. Material differences may result in the amount of our revenue for any period if our management made different judgments or utilized different estimates.

  Legal Contingencies

        As discussed in Note 6 of the Notes to Consolidated Financial Statements in this Form 10-K, we are currently a defendant in a purported class action litigation. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe the Company has meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuits and do not believe that these proceedings will have a material adverse effect on our consolidated financial position or future operating results. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to this proceeding.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999

  Revenues

        Total revenues were $12.5 million, $7.8 million and $4.4 million in the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent increases of 60% from 2000 to 2001 and 80% from 1999 to 2000. The increase was primarily related to revenues generated from performance under newly signed customer and development contracts as well as the additional revenues generated related to the acquisition of Strategic Outcomes Services, Inc. in 2001. We anticipate that our revenue will continue to grow. The ultimate growth of our revenue is dependent upon the timing of the signing of contracts and the introduction of new services.

        Unrecognized revenues related to customer contracts (backlog) as of December 31, 2001 totaled $17.6 million, of which we expect to recognize $9.6 million in 2002 in accordance with our revenue recognition policy.

  Cost of Revenues

        Cost of revenues were $6.1 million (excluding stock-based compensation of $653,000), $4.6 million (excluding stock-based compensation of $671,000) and $2.5 million (excluding stock-based compensation of $121,000) in the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent an increase of 31% from 2000 to 2001 and 85% from 1999 to 2000. The increase was primarily a result of additional costs necessary to service new customers and development contracts.

  Gross Profit

        Our gross profit margin increased to 51% in 2001 from 41% in 2000, as compared to 42% in 1999. This increase in gross profit margin from 2000 to 2001 is primarily due to increased revenues spread over a partially fixed cost base. The decrease in gross profit margin from 1999 to 2000 is primarily related to increased costs to service anticipated customer growth. We do not expect significant changes in gross profit margin for the foreseeable future.

  Research and Development

        Research and development costs were $3.9 million (excluding stock-based compensation of $39,000), $4.7 million (excluding stock-based compensation of $78,000) and $1.5 million (excluding stock-based compensation of $20,000) for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent a decrease of 16% from 2000 to 2001 and an increase of 219% from 1999 to 2000. This decrease from 2000 to 2001 is due primarily to lowering costs as certain development projects near completion. The increase from 1999 to 2000 is primarily due to additional research and development costs supporting new development projects. We do not expect significant changes in research and development costs in the foreseeable future.

        As a percentage of revenue, research and development costs were 31%, 59% and 34% of revenue in 2001, 2000 and 1999, respectively. We expect the growth in revenue to exceed the growth in research and development costs. Therefore, we expect these costs will decrease as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $10.8 million (excluding stock-based compensation of $535,000), $9.6 million (excluding stock-based compensation of $598,000) and $3.9 million (excluding stock-based compensation of $92,000) for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represent an increase of 13% from 2000 to 2001 and 146% from 1999 to 2000. This increase from 2000 to 2001 and 1999 to 2000 was primarily related to additional personnel, marketing and technical infrastructure expenditures. We do not expect significant changes in selling, general and administrative expenses.

        As a percentage of revenues, selling, general and administrative cost was 86%, 122% and 90% in 2001, 2000 and 1999, respectively. We expect the percentage of selling, general and administrative costs to decrease as a percentage of revenues in the future as our fixed costs are spread over an increasing revenue base.

  Stock-Based Compensation

        During 1999 we granted certain stock options to our officers and employees with exercise prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $5.6 million. We are amortizing this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $1.2 million, $1.3 million and $233,000 of stock-based compensation expense during the years ended December 31, 2001, 2000 and 1999, respectively.

  Interest Income and Expense

        Net interest income was $931,000, $1.1 million and $78,000 for the years ended December 31, 2001, 2000 and 1999, respectively. This amount arose primarily from investment interest income offset by interest expense from capital lease obligations. The increase in net interest income in 2000 from 1999 is due to higher investable cash balances resulting from the cash received from our initial public offering on June 28, 2000. The decrease in net interest income in 2001 from 2000 is due to lower investable cash balances as a result of cash being used to fund operations.

Liquidity and Capital Resources

        Since inception, we have financed our operations and funded our capital expenditures through the public and private sale of equity securities, supplemented by private debt and equipment leases. We believe that available cash and cash equivalents and short-term investments at December 31, 2001 will be sufficient to fund anticipated capital expenditures and working capital requirements through at least 2003. As of December 31, 2001, we had $20.9 million in cash and investment balances and working capital of $17.2 million.

        Net cash used in operating activities was $6.8 million, $7.5 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. For those periods, net cash used in operating activities was primarily to fund losses from operations.

        Net cash used in investing activities was $10.8 million, $5.7 million and $195,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities consisted primarily of purchases of and proceeds from available-for-sale securities, purchases of property and equipment, and acquisition purchase costs.

        Net cash from financing activities was a use of $317,000, an increase of $36.6 million and a use of $370,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The net cash used in 2001 and 1999 consisted primarily of payments on capital lease obligations. The net cash from financing activities in 2000 consisted primarily of the proceeds of the initial public offering net of the payment of dividends and redemption of preferred stock.

        In the normal course of business, the Company has entered into obligations and commitments to make future payments under debt, lease and license agreements as summarized in the table below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long- term Debt(1)	$325,000	$46,201	$127,519	$134,049	$17,231
Capital Lease Obligations(2)	471,152	245,251	211,430	14,471	—
Software Licensing Agreements(2)	4,237,500	116,250	281,250	330,000	3,510,000
Operating leases(2)	4,069,859	605,268	966,153	706,702	1,791,736

Total	$9,103,511	$1,012,970	$1,586,352	$1,185,222	$5,318,967

(1)
Proceeds from long-term debt financing were received in 2002, and accordingly, are not included as a liability in the balance sheet as of December 31, 2001.
(2)
For additional information see Notes 5 and 6 of the Notes to Consolidated Financial Statements.

        As we execute our strategy, we expect operating expenses to continue at historic levels in order to fund development of current and new service lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least 2003. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

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

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the year ended December 31, 2001, goodwill amortization was $132,028. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company has completed an analysis of the impact of implementing the provisions of this statement, and has determined that there is no impairment loss.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The impact of adopting this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

        Because of our limited operating history it is difficult to evaluate our business and prospects. We launched our first Internet-based solution in 1996. Our business presents the difficulties and expenses frequently encountered by companies in the early stage of development, coupled with the risks and uncertainties faced by companies in new and evolving markets such as the market for Internet-based software applications. We may not be able to successfully address these challenges. If we fail to do so, we may continue to incur losses and the market price of our common stock would likely decline.

We have a history of losses and expect our losses to continue.

        We have incurred net operating losses and negative cash flows from operating activities from our inception. As of December 31, 2001, we had an accumulated deficit of $40.9 million. We expect to incur net operating losses and negative cash flows for the foreseeable future. We will incur direct expenses associated with the further development and marketing of our existing services and with new product development. Our success depends on our ability to increase revenues to offset expenses. We may not be able to generate sufficient revenues to offset these expenses or to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

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

        Our ability to use our technology and compete effectively in our industry would be impaired if our exclusive license agreements with the University of Pennsylvania or the California HealthCare Foundation were terminated. Under these license agreements, we are required to make royalty payments to the University and the Foundation, respectively, based on a percentage of the fees we earn through the sublicensing and servicing of the technology and information received from the University or the Foundation, as applicable, under the relevant license agreement. In order to maintain the exclusivity of our license with the University, we are required to pay a minimum of $75,000 per year in royalties. In order to maintain exclusivity of our license with the Foundation, we are required to pay a minimum level of $41,250, $57,500, $73,750 and $90,000 per year in royalties for the year 2002, 2003, 2004 and 2005 and each year after 2005, respectively. If we do not make these minimum royalty payments, the University and the Foundation, respectively, may terminate the exclusive status of our license under the respective agreement, and, in effect, license the technology to our competitors. In addition, under the license agreement with the University, the University retains the right, after consultation and negotiation with us, to publish a description of the technology without our consent, whether or not any intellectual property protection on this technology has been filed. If the University or the Foundation were to license the technology to our competitors or the University were to publish the technology, our revenues may decrease significantly and we may not be able to develop or maintain customer and strategic relationships. In addition, if we pay the University less than $20,000 in royalties, the University may terminate our license entirely. In the event that the University or the Foundation chose not to license the technology to us at all, we may not be able to develop similar alternative technology or negotiate a new license agreement with another licensor. If we were not able to develop alternative technology or acquire a new license, we may not be able to maintain our business operations.

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

        We have experienced periodic system interruptions in the past, and may in the future. Our experience has been that interruptions in any month are seldom more than a few hours. However, any significant interruption in our services or degradation in response time could result in a loss of potential or existing customers or strategic partners and, if sustained or repeated, could reduce the attractiveness of our services to customers and partners. Although we maintain insurance for our business, it may not be adequate to compensate us for all losses that may occur or to reimburse costs associated with business interruptions. We currently operate our application service provider system and components in a single service location.

The health care industry may not accept our solutions or buy our solutions and services which would adversely affect our financial results.

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

        We believe that we must gain significant market share with our applications and services before our competitors introduce alternative solutions, applications or services with features similar to our current or proposed offerings. Our business plan is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of services available on our platform increases. In addition, we expect to generate a significant portion of our revenue from subscription and transaction-based fees based on patient admissions and encounters. Consequently, any significant shortfall in the number of subscribers or transactions occurring over our platform would adversely affect our financial results.

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

        We expect quarterly revenues, expenses and operating results to fluctuate significantly in the future. These fluctuations may cause our stock price to decline. These fluctuations may result from a variety of factors, some of which are outside of our control. These factors include:

  •
  expansion or contraction of our customer base;

  •
  the amount and timing of costs related to development and marketing efforts or other initiatives;

  •
  the timing of our introduction of new solutions and services and the market acceptance of those solutions and services;

  •
  the timing of contracts with strategic partners and other parties;

  •
  the level of acceptance of the Internet by the health care industry; and

  •
  technical difficulties, system downtime, undetected software errors and other problems affecting our solutions or the Internet generally.

        In order to implement our business plans, we may increase activities and spending in our operational areas. We base our expense levels in part upon our expectations concerning future revenue and these expense levels are relatively fixed in the short-term. If we have lower revenue, we may not be able to reduce our spending in the short-term in response. These factors may prevent us from meeting the earnings estimates of securities analysts or investors and our stock price could suffer.

Because our revenues are dependent on a limited number of service lines, the failure of any one of these service lines would significantly decrease our revenues.

        We currently derive our revenue from our Care Management System, Care Data Exchange and Lifecycle Decision System Internet-based applications. Because our revenues are dependent on only a few service lines, the failure of any one of them to achieve market acceptance would significantly decrease our revenue. As our customers' needs change, our existing suite of applications may become inefficient or obsolete and will likely require modifications or improvements. The addition of new solutions or services will also require us to continually improve the technology underlying our applications. These requirements could be significant, and we may be unable to meet them or may incur unanticipated product development expenses or delays. If we fail to respond quickly and efficiently to our customers' needs, or if our new applications and service offerings do not achieve market acceptance, the market for our services would likely decline.

        Our business will suffer if we do not expand the breadth of our applications quickly. We currently offer a limited number of applications on our platform and our future success depends on quickly introducing new applications to expand the utility of our solutions and services to our existing customer base and generate new customers. Each of our applications must integrate with our computer systems and platform. Developing these applications will be expensive and time consuming. Even if we are successful, these applications may never achieve market acceptance.

Termination of one or more of our significant contracts would cause a significant decline in our revenue.

        We currently generate much of our revenue from a limited number of contractual relationships. During the years ended December 31, 2001, 2000 and 1999, we generated 12%, 20% and 21% of our revenue from our development partner, California HealthCare Foundation. During the year ended December 31, 1999, we generated 11% of our revenue from our largest customer, Providence Health System. Termination of either of these contractual relationships would significantly decrease our revenue and have a material adverse effect on our operations. These entities may terminate their contracts for cause or upon expiration of their agreements in 2003 and 2002, respectively.

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

        The market for Internet services is relatively new, intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for users' attention has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially and adversely affect our financial results.

        We expect competition in our markets to increase significantly as new companies enter the market and current competitors expand their product lines and services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

  •
  greater resources that can be devoted to the development, promotion and sale of their services;

  •
  longer operating histories;

  •
  greater financial, technical and marketing resources;

  •
  greater name recognition; and

  •
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

Our failure to develop strategic relationships could adversely affect our ability to develop new services.

        If we fail to form new strategic alliances with industry partners, fail to maintain existing alliances or if we form alliances with partners who do not perform well, we will have difficulty gaining acceptance of our services.

        Our development of new and expanded applications for our services will be enhanced by forming strategic alliances with industry partners. While we believe that we will form these alliances, we have not yet negotiated many of these strategic alliances and there is no guarantee that we can consummate these alliances on commercially reasonable terms.

        To be successful, we must establish and maintain strategic relationships with leaders in a number of health care industry segments. Strategic relationships are critical to our success because we believe that these relationships will enable us to:

  •
  extend the reach of our applications and services to the various participants in the health care industry;

  •
  obtain specialized health care expertise;

  •
  develop and deploy new applications;

  •
  further enhance CareScience brands; and

  •
  generate revenue.

        Entering into strategic relationships is complicated because some of our future partners may decide to compete with us. In addition, we may not be able to establish relationships with key participants in the health care industry if we have established relationships with competitors of these key participants. Consequently, it is important that our customers and partners perceive us as independent of any particular customer or partner. Any substantial relationship which we have, or develop, with a partner or customer could adversely impact that perception of independence and make it difficult to enter into strategic relationships or sell our solutions and services to other customers. Most of our revenue is generated by a small number of significant contracts, which could affect the perception of our independence; however, we have not experienced any difficulties in forming strategic relationships in the past for this reason. Moreover, many potential partners may resist working with us until we have successfully introduced our applications and services and our applications and services have achieved market acceptance.

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

        So far, we have processed a limited number and variety of transactions using our technology. Similarly, a limited number of health care participants use our solutions and services. We anticipate substantial increased demands on our system as our business and applications expand. Our systems may not accommodate increased use while maintaining acceptable performance. We must continue to expand and adapt our network infrastructure to accommodate additional users, increased transaction volumes and changing customer requirements. This expansion and adaptation will be expensive and may divert our attention from other activities.

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

  •
  damage from fire, power loss and other natural disasters;

  •
  communications failures;

  •
  software and hardware errors, failures or crashes;

  •
  security breaches, computer viruses and similar disruptive problems; and

  •
  other potential interruptions.

        Interruptions may occur and any material interruptions could adversely impact our operations and our relationship with our customers.

We may need to obtain additional capital and failure to do so may limit our growth.

        We expect that the available cash and investment balances at December 31, 2001 will be sufficient to meet our requirements through at least 2003. However, we may need to raise additional financing to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Failure to raise additional capital, if needed, will adversely effect our operations and stock price. At the time we need additional financing, the state of our operations or market conditions generally may not be favorable, and we may be unable to raise any additional amounts on reasonable terms, if at all, when they are needed. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements.

        In addition, if we sell additional equity securities, your percentage ownership in us will decrease. If we sell debt securities, the interest payments we would have to make to the holders of those securities would reduce our earnings.

Our officers, directors and affiliated entities have significant control over us and their interests may differ from yours.

        Our directors and management beneficially own or control approximately 45% of our common stock. If these people act together, they will be able to significantly influence our management, affairs and all matters requiring shareholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

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

        Our business is subject to potential government regulation. Existing as well as new laws and regulations could affect how we do business and materially and adversely affect our financial results. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

  •
  user privacy;

  •
  pricing;

  •
  content;

  •
  copyrights;

  •
  distribution; and

  •
  characteristics and quality of solutions and services.

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

        Currently, our operations are not regulated by any health care agency. However, with regard to the electronic storage, transmission and communication of health care information over the Internet, the Health Insurance Portability and Accountability Act of 1996 directed the U.S. Department of Health and Human Services to develop and require the use of standards for electronic transactions, unique identifiers, data security, privacy of individually identifiable health information and other provisions. Regulations implementing these standards are in various phases of development. The final regulation setting standards for electronic transactions and code sets was promulgated on August 17, 2000. As discussed above, the final regulation setting privacy standards for protected health information was promulgated on December 28, 2000 and was effective on April 14, 2001. The other regulations required by the Health Insurance Portability and Accountability Act of 1996 have not yet been promulgated as final rules. It will be necessary for our technology platform and for the applications that we provide to be in compliance with the final privacy regulation by April 14, 2003. These regulations define specified information about an individual as protected health information and set forth the steps that persons storing or transmitting the information must take to ensure its confidentiality. Our internal procedures and policies for handling of confidential information, as well as our contractual relationships with others with whom we share information, will also have to comply with these regulations. We do not expect to significantly modify our services or business operations or materially increase our expenses in response to current regulations. However, the Health Insurance Portability and Accountability Act of 1996 does not prevent states from implementing more stringent rules or regulations.

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

        The new and rapidly evolving Internet market may cause us to incur substantial costs in responding to changes in that market or, if we fail to respond to such changes, cause our revenues to decline as our customers switch to newer, better technology. Advances in software technology occur frequently, and we may not respond rapidly enough to the introduction of better software to maintain our customer base in the future. We will not be successful in the Internet market, unless, among other things, we:

  •
  increase awareness of our CareScience brands and continue to develop customer loyalty;

  •
  provide useful health care analysis services to subscribers at attractive prices;

  •
  respond to competitive and technological developments; and

  •
  build an operations structure to support our business.

Risks Relating to Our Common Stock

Our common stock price may be volatile.

        Our stock price has declined since our initial public offering due to a number of factors, including:

  •
  actual or anticipated quarterly variations in our operating results;

  •
  changes in expectations of future financial performance or changes in estimates of securities analysts;

  •
  announcements of technological innovations;

  •
  announcements relating to strategic relationships;

  •
  customer relationship developments; and

  •
  conditions affecting the Internet or health care industries, in general.

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

        In the past, securities class action litigation has often been instituted following periods of volatility in the market price of a company's securities. On October 17, 2001, several purported class action securities claims were filed against us. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. See "Item 3—Legal Proceedings." If other suits are filed against us, that litigation could be expensive and would divert management's attention.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2001 we had the ability to immediately liquidate all of our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See our financial statements included in this Form 10-K and listed under the heading "(a)(1) Financial Statements" of Part IV Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

        Incorporated by reference to the section of our proxy statement for our 2002 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the sections of our proxy statement for the 2002 Annual Meeting of Shareholders entitled "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Certain Transactions" and "Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Incorporated by reference to the sections of our proxy statement for the 2002 Annual Meeting of Shareholders entitled "Common Stock Ownership of Principle Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the sections of our proxy statement for the 2002 Annual Meeting of Shareholders entitled "Certain Transactions."

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  List of documents filed as part of this Form 10-K:

  (1)
  Financial Statements—See Index to Consolidated Financial Statements on page F-1.

  (2)
  Financial Statement Schedules—No financial statement schedules are required since the schedules are either not applicable or the required information is included in the financial statements, including the notes thereto. See Index to Consolidated Financial Statements on page F-1.

  (3)
  Exhibits—See Exhibit Index.

  (b)
  Reports on Form 8-K

            We did not file any reports on form 8-K since September 30, 2001.

CARESCIENCE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001	F-3
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001	F-4
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CareScience, Inc.:

        We have audited the accompanying consolidated balance sheets of CareScience, Inc. (a Pennsylvania corporation) and subsidiary as of December 31, 2000 and 2001, and the related consolidated statements of operations, mandatorily redeemable preferred stock and shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareScience, Inc. and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 15, 2002

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$26,702,096	$8,860,436
Short-term investments	3,001,770	12,000,950
Interest receivable	174,034	83,821
Accounts receivable, net of allowance for doubtful accounts of $48,794 and $68,354, respectively	865,075	1,207,094
Prepaid expenses and other	240,345	479,696

Total current assets	30,983,320	22,631,997

Property and equipment:
Computer equipment	4,611,573	4,707,706
Office equipment	482,385	471,754
Leasehold improvements	—	169,956
Furniture and fixtures	397,629	508,598

	5,491,587	5,858,014
Less—Accumulated depreciation and amortization	(2,562,342)	(3,345,267)

Net property and equipment	2,929,245	2,512,747

Other assets	—	155,639

Goodwill and other intangibles, net	—	1,245,687

Total assets	$33,912,565	$26,546,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$250,685	$207,747
Accounts payable	1,090,613	529,809
Accrued expenses	1,141,662	1,196,176
Deferred revenues	3,035,511	3,535,484

Total current liabilities	5,518,471	5,469,216

Capital lease obligations	428,602	200,069

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, no par value, 20,000,000 authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,206,851 shares issued and 12,766,851 outstanding, and; 14,720,016 shares issued and 13,280,016 outstanding, respectively	59,612,380	60,256,012
Additional paid-in capital	5,590,620	5,008,718
Deferred compensation	(4,010,828)	(2,202,250)
Accumulated other comprehensive income	1,770	57,852
Accumulated deficit	(32,328,450)	(40,923,547)
Subscriptions receivable	—	(420,000)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)

Total shareholders' equity	27,965,492	20,876,785

Total liabilities and shareholders' equity	$33,912,565	$26,546,070

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	1999	2000	2001
Revenues	$4,350,688	$7,822,273	$12,477,962
Cost of revenues (excludes stock-based compensation of $120,948, $670,737 and $652,616 for the years ended December 31, 1999, 2000 and 2001, respectively)	2,508,231	4,645,701	6,081,452

Gross profit	1,842,457	3,176,572	6,396,510

Operating expenses:
Research and development (excludes stock-based compensation of $19,897, $78,370 and $39,089 for the years ended December 31, 1999, 2000 and 2001, respectively)	1,459,867	4,650,517	3,907,891
Selling, general and administrative (excludes stock-based compensation of $91,672, $598,168 and $534,971 for the years ended December 31, 1999, 2000 and 2001, respectively)	3,897,849	9,570,216	10,788,249
Stock-based compensation	232,517	1,347,275	1,226,676

Total operating expenses	5,590,233	15,568,008	15,922,816

Operating loss	(3,747,776)	(12,391,436)	(9,526,306)
Interest income	(172,863)	(1,159,548)	(1,010,372)
Interest expense	95,324	89,682	79,163

Net loss	(3,670,237)	(11,321,570)	(8,595,097)
Preference distribution on preferred stock	—	5,716,784	—
Accretion of redemption premium on preferred stock	401,244	253,731	—

Net loss applicable to common shareholders	$(4,071,481)	$(17,292,085)	$(8,595,097)

Net loss per common share:
Basic and diluted	$(1.20)	$(2.12)	$(0.65)
Weighted average shares outstanding:
Basic and diluted	3,387,900	8,149,525	13,151,997
Net loss per common share excluding preference distribution and accretion on preferred stock:
Basic and diluted (unaudited)	$(1.08)	$(1.39)

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Preferred Stock	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income			Treasury Stock (1,440,000 Shares)
						Additional paid-in capital	Deferred Compensation		Accumulated Deficit	Sub- scription Receivable		Shareholders' Equity (deficit)
		Shares	Amount	Shares	Amount
Balance, December 31, 1998	$4,280,390	5,018,951	$12,009,700	3,387,900	$50,000	$—	$—	$—	$(10,964,882)	$—	$(900,000)	$194,818
Accretion of dividends on Series G Mandatorily Redeemable Preferred stock	401,244	—	—	—	—	—	—	—	(401,244)	—	—	(401,244)
Deferred compensation in connection with issuance of Common stock options	—	—	—	—	—	5,624,839	(5,624,839)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	232,517	—	—	—	—	232,517
Net loss	—	—	—	—	—	—	—	—	(3,670,237)	—	—	(3,670,237)

Balance, December 31, 1999	4,681,634	5,018,951	12,009,700	3,387,900	50,000	5,624,839	(5,392,322)	—	(15,036,363)	—	(900,000)	(3,644,146)
Accretion of dividends on Series G Mandatorily Redeemable Preferred stock	253,731	—	—	—	—	—	—	—	(253,731)	—	—	(253,731)
Deferred compensation in connection with issuance of Common stock options	—	—	—	—	—	120,683	(120,683)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,347,275	—	—	—	—	1,347,275
Redemption of Series G Mandatorily Redeemable Preferred stock	(4,935,365)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series C, D, and E Convertible Preferred stock to Common stock	—	(5,018,951)	(12,009,700)	5,018,951	12,009,700	—	—	—	—	—	—	—
Deferred compensation in connection with forfeited Common stock options	—	—	—	—	—	(154,902)	154,902	—	—	—	—	—
Payment of dividends on Series C, D, and E Preferred stock	—	—	—	—	—	—	—	—	(1,516,786)	—	—	(1,516,786)
Redemption of Series F Preferred stock	—	—	—	350,000	4,200,000	—	—	—	(4,200,000)	—	—	—
Sale of Common stock, net of expenses of $4,649,820	—	—	—	4,000,000	43,350,180	—	—	—	—	—	—	43,350,180
Proceeds in connection with exercise of Common stock options	—	—	—	10,000	2,500	—	—	—	—	—	—	2,500

Subtotal	$—	—	$—	12,766,851	$59,612,380	$5,590,620	$(4,010,828)	$—	$(21,006,880)	$—	$(900,000)	$39,285,292

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
(Continued)

		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Preferred Stock	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income			Treasury Stock (1,440,000 Shares)
						Additional paid-in capital	Deferred Compensation		Accumulated Deficit	Sub- scription Receivable		Shareholders' Equity (deficit)
		Shares	Amount	Shares	Amount
Comprehensive income (loss):
Net loss	$—	—	$—	—	$—	$—	$—	$—	$(11,321,570)	$—	$—	$(11,321,570)
Record unrealized gain on available for sale securities	—	—	—	—	—	—	—	1,770	—	—	—	1,770

Total Comprehensive Income	—	—	—	—	—	—	—	1,770	(11,321,570)	—	—	(11,319,800)

Balance, December 31, 2000	—	—	—	12,766,851	59,612,380	5,590,620	(4,010,828)	1,770	(32,328,450)	—	(900,000)	27,965,492
Amortization of deferred compensation	—	—	—	—	—	—	1,226,676	—	—	—	—	1,226,676
Deferred Compensation in connection with forfeited Common stock options	—	—	—	—	—	(581,902)	581,902	—	—	—	—	—
Common stock issued in connection with business combination	—	—	—	250,000	218,750	—	—	—	—	—	—	218,750
Proceeds in connection with issuance of Common stock for officers loan program	—	—	—	259,259	420,000	—	—	—	—	(420,000)	—	—
Proceeds in connection with exercise of Common stock options	—	—	—	3,906	4,882	—	—	—	—	—	—	4,882

Subtotal	—	—	—	13,280,016	60,256,012	5,008,718	(2,202,250)	1,770	(32,328,450)	(420,000)	(900,000)	29,415,800

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(8,595,097)	—	—	(8,595,097)
Record unrealized gain on available for sale securities	—	—	—	—	—	—	—	56,082	—	—	—	56,082

Total Comprehensive Income (Loss)	—	—	—	—	—	—	—	56,082	(8,595,097)	—	—	(8,539,015)

Balance, December 31, 2001	$—	—	$—	13,280,016	$60,256,012	$5,008,718	$(2,202,250)	$57,852	$(40,923,547)	$(420,000)	$(900,000)	$20,876,785

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(3,670,237)	$(11,321,570)	$(8,595,097)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	574,903	856,824	1,489,350
Disposal of property and equipment	—	213,260	118,642
Provision for bad debts	17,505	12,000	18,000
Stock-based compensation	232,517	1,347,275	1,226,676
Changes in assets and liabilities excluding effects of acquisition—(Increase) decrease in—
Interest receivable	—	(174,034)	90,098
Accounts receivable	(538,119)	(157,505)	(151,077)
Prepaid expenses and other	(155,128)	(36,388)	(237,411)
Other assets	—	—	(155,639)
Increase (decrease) in—
Accounts payable and accrued expenses	35,667	1,620,936	(649,964)
Deferred revenues	2,103,245	111,774	89,683

Net cash from operating activities	(1,399,647)	(7,527,428)	(6,756,739)

Cash flows from investing activities:
Purchases of available for sale securities	—	(23,500,129)	(15,943,098)
Proceeds from redemption of available for sale securities	—	20,500,129	7,000,115
Cash paid for acquisition	—	—	(882,367)
Purchases of property and equipment	(194,973)	(2,702,471)	(942,951)

Net cash used in investing activities	(194,973)	(5,702,471)	(10,768,301)

Cash flows from financing activities:
Payments of dividends of series C, D and E Preferred stock	—	(1,516,786)	—
Redemption of Series F Preferred stock	—	(4,935,365)	—
Proceeds from the issuance of common stock, net of expenses	—	43,350,180	—
Proceeds from the exercise of common stock options	—	2,500	4,882
Payments on notes payable	—	—	(50,031)
Payments on capital lease obligations	(369,879)	(350,134)	(271,471)

Net cash (used in) provided by financing activities	(369,879)	36,550,395	(316,620)

Net (decrease) increase in cash and cash equivalents	(1,964,499)	23,320,496	(17,841,660)
Cash and cash equivalents, beginning of year	5,346,099	3,381,600	26,702,096

Cash and cash equivalents, end of year	$3,381,600	$26,702,096	$8,860,436

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

        CareScience, Inc. (formerly Care Management Science Corporation) (the "Company") provides Internet-based tools designed to improve the quality and efficiency of health care. The Company operates in one segment and offers solutions and services which use its proprietary clinical algorithms and data collection and storage technologies to perform complex clinical analyses. The Company's customers use its solutions and services to identify clinical inefficiencies and medical errors and monitor the results of implemented solutions. Additionally, the Company facilitates the real-time exchange of clinical information over the Internet among local health care constituents.

        The Company incurred losses in each of the past three years, and anticipates incurring additional losses through 2002 as it expands its customer base and service offerings. The Company's management believes that cash on hand at December 31, 2001 and cash generated from revenues in 2002 will be sufficient to sustain operations at least into 2003.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents and Available-for-Sale Securities

        The Company invests excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds. For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. All investment instruments with maturities greater than three months are available for use in current operations and accordingly are classified as current assets. All investments are considered available-for-sale and, accordingly, unrealized gains and losses are included in a separate component of shareholders' equity (deficit).

        Cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	December 31, 2000			December 31, 2001
	Original Cost	Unrealized Gains	Fair Market Value	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$26,702,096	$—	$26,702,096	$8,860,436	$—	$8,860,436
Short-term investments	3,000,000	1,770	3,001,770	11,943,098	57,852	12,000,950

	$29,702,096	$1,770	$29,703,866	$20,803,534	$57,852	$20,861,386

        Short-term investments as of December 31, 2001 consist of eight debt instruments maturing between January 11, 2002 and August 28, 2003.

  Property and Equipment

        Property and equipment are stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the life of assets are charged to expense as incurred.

        Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Computer equipment	3-5 years
Office equipment	5-7 years
Furniture and fixtures	7 years
Leasehold improvements (amortized over shorter of estimated useful life or lease term)	10 years

        Depreciation and amortization expense related to property and equipment was $574,903, $856,824 and $1,277,321 for the years ended December 31, 1999, 2000 and 2001, respectively.

Research and Development

        Research and development costs are charged to expense as incurred.

Selling and Marketing

        Included in selling, general and administrative expenses are sales and marketing expenses of $1.8 million, $5.8 million and $4.3 million for the years ended December 31, 1999, 2000 and 2001 respectively. Selling and marketing expenses consist primarily of wages, commissions and related expenses for marketing and sales personnel, brochures, advertising, customer conferences and attendance at trade shows.

Software Development Costs

        In conjunction with the development of its software solutions and services, the Company incurs software development costs. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its software used in its internet based tools is generally achieved upon completion of a working model. As of December 31, 2001, no costs are capitalized pursuant to SFAS No. 86, since software development costs are not significant after the completion of a working model. These development costs are included in research and development expenses in the accompanying consolidated statements of operations.

        In conjunction with the development of its websites, the Company incurs software development costs. On January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Prior to 1999, the Company had expensed all development costs related to its websites. In 1999, 2000 and 2001, the Company incurred costs related to the development of information sharing technologies for health care providers and pharmaceutical and biotech companies. These costs are being funded by third parties, and therefore, have not been capitalized. All other costs incurred in 1999, 2000 and 2001, were related to maintenance of the websites and have been charged to expense as incurred.

Revenue Recognition

        The Company generates revenue from subscriptions to its internet based proprietary technology applications and hosting of customer data, as well as development agreements and consulting services.

        The Company's agreements for its internet based tools, which typically cover an initial period of one-to-five years and are fixed priced, provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period. Any additional consulting fees, outside of the initial contract, are recognized as the service is delivered.

        The Company's development agreements, with periods ranging from three-to-five years, provide for customer funding for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", the Company is treating revenue on these agreements as a single element contract and is recognizing total revenue on a cost-to-cost basis over the entire agreement period.

        The Company's various consulting services are delivered either as a single program or as a project whose completion normally occurs over a several month period. Consulting revenues from program services are recorded as the program is completed. Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 121 "Accounting For the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that such assets should be evaluated for possible impairment, the Company uses an estimate of the related undiscounted cash flow in measuring whether the asset is recoverable. Management believes that no revision to the remaining useful lives or write-down of such assets is required.

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

Fair Value of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and capital lease obligations.

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of the capital lease obligations approximates fair value as of December 31, 2000 and 2001.

Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The Company had two, one and one customer(s) for the years ended December 31, 1999, 2000 and 2001, respectively, which accounted for 32%, 20% and 12% of total revenues.

        The Company had two and one customer(s) as of December 31, 2000 and 2001, respectively, which accounted for 29% and 12% of total accounts receivable.

Business and Credit Risk Concentration

        Financial instruments which potentially subject the Company to concentrations of credit risk are cash and cash equivalents, short-term investments and accounts receivable. At times, cash balances held at financial institutions are in excess of federally insured limits. The Company limits its credit risk associated with cash and cash equivalents and short-term investments by placing its investments in high credit highly liquid funds held by quality financial institutions. The Company's accounts receivable relates primarily to sales made to health care providers. Credit is extended based on an evaluation of the customers' financial condition and collateral is not required. Credit issues are provided for in the financial statements and consistently have been within management's expectations.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Supplemental Cash Flow Information

        The Company paid interest of $95,324, $89,682 and $79,161 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company financed $223,794 and $252,401 of property and equipment purchases with capital leases for the years ended December 31, 1999 and 2000, respectively.

        The Company recorded a non-cash charge of $401,244 and $253,731 for the accretion of dividends relating to Mandatorily Redeemable Series G Preferred stock during the years ended December 31, 1999 and 2000, respectively.

Comprehensive Income (Loss)

        The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and presentation of comprehensive income (loss) and its components in financial statements. The Company's comprehensive loss consists of net loss and unrealized holding gains on available-for-sale securities. The Company's comprehensive income (loss) is presented within the accompanying Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the use of the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. For the year ended December 31, 2001, goodwill amortization was $132,028. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company has completed an analysis of the impact of implementing the provisions of this statement as of January 1, 2002 and has determined that there is no impairment loss. Upon adoption of this new standard, the Company will discontinue the amortization of the goodwill balance.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The impact of adopting this accounting standard is not expected to have a material effect on the Company's financial position or results of operations.

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

        Under SFAS No. 128, the Company's granting of certain stock options and convertible preferred stock resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options is calculated applying the treasury stock method. Stock options, and Preferred stock convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss in all periods presented.

        Unaudited net loss per common share excluding items noted has been included on the face of the consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001 to show the net loss per common share before the effect of the preference distribution on preferred stock and the accretion of the redemption premium on preferred stock.

4. Income Taxes:

        The Company has incurred operating losses and generated a significant accumulated deficit through December 31, 2001, therefore, no tax provisions have been recorded. As of December 31, 2001 the Company had federal net operating loss carryforwards of approximately $30.8 million which expire from 2010 through 2021. As of December 31, 2000 and 2001 a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

        The deferred tax effect of temporary differences giving rise to the Company's net deferred tax assets consist of the following components:

	December 31,
	2000	2001
Expenses not currently deductible for income tax purposes	$101,647	$221,749
Accounts receivable reserve	68,055	23,240
Cash to accrual	(27,926)	(13,963)
Deferred stock based compensation	537,129	914,584
Difference due to method of depreciation	16,590	37,451
Net operating loss carryforwards	8,198,397	10,459,454

Gross deferred tax asset, before valuation allowances	8,893,892	11,642,515
Less—Valuation allowances	(8,893,892)	(11,642,515)

Net deferred tax asset	$—	$—

        The Tax Reform Act of 1986 contains certain provisions that limit the utilization of net operating losses and tax credit carryforwards if there has been a cumulative ownership change greater than 50% within a three-year period. Such limitation could result in the expiration of the net operating losses before such losses are fully utilized.

5. Capital Lease Obligations:

        The Company has entered into capital leases for certain property and equipment expiring through 2005 and having interest rates ranging from 7.0% to 14.9%. As of December 31, 2000 and 2001, property and equipment includes assets under capitalized leases totaling $1,860,423 and $1,769,535 net of accumulated amortization of $1,310,519 and $1,636,798, respectively. The present value of the minimum lease payments as of December 31, 2001 is as follows:

Total minimum lease payments	$471,152
Less—Amount representing interest	(63,336)

Present value of minimum lease payments	407,816
Less—Current portion	(207,747)

Long-term portion	$200,069

        Future minimum lease payments as of December 31, 2001 are as follows:

2002	$245,251
2003	122,108
2004	89,322
2005	14,471

$471,152

6. Commitments and Contingencies:

Software Licensing Agreements

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

        In April 1995, the Company amended the original License Agreement to include the payment of royalties, as defined, for a period of 30 years and issued 124,900 shares of Common stock to the Trustees of the University of Pennsylvania. Under the License Agreement, the Company must pay minimum, nonrefundable royalty amounts as follows:

2002	$75,000
2003	75,000
2004	75,000
2005	75,000
2006	75,000
Thereafter	1,350,000

Minimum future royalties	$1,725,000

        The Company can lose its exclusivity under the License Agreement if the minimum payments are not made. The Company had royalty expenses under this License Agreement of $60,000, $75,296 and $104,720 for the years ended December 31, 1999, 2000 and 2001, respectively.

        The Company also has a royalty-bearing, worldwide, exclusive license with California HealthCare Foundation ("CHCF") for the use of the software code which forms the basis for the Care Data Exchange, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with customers ("CHCF License Agreement"). Under the CHCF License Agreement, the Company must pay minimum nonrefundable royalty amounts as follows:

2002	$41,250
2003	57,500
2004	73,750
2005	90,000
2006	90,000
Thereafter	2,160,000

Minimum future royalties	$2,512,500

        The CHCF License Agreement terminates in 2030, unless sooner terminated by CHCF upon default by the Company or by the Company upon 90 days notice to CHCF. The Company had royalty expense under the CHCF License Agreement of $25,000 for the year ended December 31, 2001.

Operating Leases

        The Company leases its office facilities under various operating leases. Rent expense, including common area maintenance charges, was $208,496, $357,111 and $774,627 for the years ended December 31, 1999, 2000 and 2001, respectively. Minimum future rental payments under the leases as of December 31, 2001 are as follows:

2002	$605,268
2003	492,879
2004	473,274
2005	350,874
2006	355,828
Thereafter	1,791,736

$4,069,859

Employment Agreements

        The Company has employment agreements with certain employees that provide for minimum annual compensation of $65,000 in 2002.

Notes Payable

        In December 2001, the Company entered into a loan agreement with PIDC Local Development Corporation, whereby it would borrow up to $325,000 with an interest rate of 2.5%, a term of five years, and secured by an interest in certain property and equipment and investments. No amounts were outstanding or due on this loan as of December 31, 2001.

Litigation

        The Company and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. The complaints purport to bring claims on behalf of all persons who allegedly purchased Company common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of Company common stock. Specifically, the complaints allege, among other things, that the Company's Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning two of the Company's prospective products. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although the Company cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, management believes the lawsuits are frivolous and without merit, strenuously denies all allegations of wrongdoing asserted by plaintiffs, and believes it has meritorious defenses to plaintiffs' claims. The Company intends to vigorously defend the lawsuits. Management believes that the resolution of this litigation will not have a material effect on our consolidated financial position or results of operations.

7. Mandatorily Redeemable Preferred Stock:

        In connection with the sale of the Series C Convertible Preferred stock (see Note 8), the Company converted notes payable due to a shareholder with initial principal amounts of $2,684,675 and $1,000,000, respectively, plus all accrued interest into 1,560,000 shares of Series G Mandatorily Redeemable Preferred stock (Series G Preferred). This Series G Preferred required mandatory redemption upon the earlier of a qualified initial public offering of the Company, as defined, or December 24, 2008. The Series G Preferred had been reclassified outside of equity in the accompanying financial statements. The Series G Preferred had no voting or conversion rights and required a dividend, payable upon redemption or liquidation, at a rate equal to the prime rate plus one percent based upon the Series G Preferred liquidation value. The Series G Preferred was redeemed at a value of $4,935,365, which included accrued dividends of $663,282, on July 5, 2000 as a result of the initial public offering.

8. Shareholders' Equity:

Preferred Stock

        The Series C, D and E Preferred required a dividend of 8% per year based upon their respective liquidation value when and if declared by the Company, and were convertible into Common stock, at an initial conversion rate of one share of Common stock for each share of Preferred. Upon conversion of the Series C, D and E Preferred stock, if certain minimum return requirements, as defined, were not met, the holders of the Series C, D and E Preferred were entitled to receive a dividend equal to that which would have been received upon liquidation. Simultaneously with the conversion of Series C Preferred into Common stock, each Series C shareholder was to receive one share of Series F Redeemable Preferred stock (Series F Preferred) if certain minimum return requirements, as defined, had not been met. The Series F Preferred upon their issuance date required a dividend of 8% per year based on their liquidation value or upon redemption. The Series F Preferred had an assigned liquidation value of $4.2 million (if all Series C Preferred shares were converted).

Initial Public Offering

        On June 28, 2000, the Company completed its initial public offering of 4,000,000 shares of Common stock at a price of $12.00 per share. The Company received net proceeds of approximately $43.4 million from the offering. Upon the consummation of the offering the following transactions were recorded:

  •
  The conversion of Series C, D and E Convertible Preferred stock into 5,018,951 shares of Common stock;

  •
  The issuance, upon the conversion of the Series C Convertible Preferred stock, of Series F Redeemable Preferred stock, with a redemption value of $4.2 million, and the simultaneous redemption of the Series F Redeemable Preferred stock for 350,000 shares of Common stock;

  •
  The accretion of the redemption value of the Series G Preferred stock through June 2000 which was paid on July 5, 2000; and

  •
  The declaration of a dividend of $1.5 million (calculated at 8% per annum through July 5, 2000) paid to the Series C, D and E Preferred shareholders from the proceeds of the Offering on July 5, 2000.

Subscriptions Receivable

        On June 15, 2001 the Company issued 259,259 shares of its Common stock to seven of its officers and three of its directors in a private sale at a price of $1.62 per share which is equal to the closing price of its Common stock on the Nasdaq National Market on that date. Concurrent with this sale, full recourse notes bearing interest at a rate of 4.11% compounded semi-annually, were issued to these officers and directors. The total amount of such notes issued was $420,000. The company recorded interest income of $9,350 for the year ended December 31, 2001, all of which was included in interest receivable at December 31, 2001.

Equity Compensation Plans

        The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,565,038 shares of Common stock to satisfy grants under the Plan. As of December 31, 2001, there were 581,037 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants not to exceed ten years.

        Stock options issued under the Plan generally vest over a four-year period, 25% on each anniversary date. The exercise period is determined by the Committee, but may not exceed ten years from the date of grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

        In December 1998, the Company adopted the 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan"). The Accelerated Plan provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. As of December 31, 2001 there were 73,359 shares reserved under the Accelerated Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants not to exceed ten years.

        Stock options issued under the Accelerated Plan generally vest upon the earlier of the attainment of certain performance goals or seven years. The exercise period is determined by the Committee, but may not exceed ten years from the date of the grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

        The Company accounts for all plans under APB Opinion No. 25, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the years ended December 31, 1999 and 2000, respectively, and reversed $154,902 and $581,902 of deferred compensation in connection with forfeited Common stock options during the years ended December 31, 2000 and 2001 respectively. The Company recognized $232,517, $1,347,275 and $1,226,676 of compensation expense related to options for the years ended December 31, 1999, 2000 and 2001, respectively.

        Had compensation expense for all options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

		Year Ended December 31,
		1999	2000	2001
Net loss applicable to common shareholders	As reported	$(4,071,481)	$(17,292,085)	$(8,595,097)
	Pro forma	(4,219,036)	(17,325,637)	(8,849,965)
Basic and diluted EPS	As reported	(1.20)	(2.12)	(0.65)
	Pro forma	(1.25)	(2.13)	(0.67)

        The weighted average fair value of options granted under the 1995 Compensation Equity Plan was $3.96, $4.29 and $0.73 in 1999, 2000 and 2001, respectively. The weighted average fair value of options granted under the 1998 Time Accelerated Restricted Stock Option Plan was $7.19, $2.89 and $1.04 in

1999, 2000 and 2001, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	1999	2000	2001
1995 Compensation Equity Plan:
Expected dividend rate	—	—	—
Expected volatility	70%	70%	70%
Weighted average risk-free interest rate	5.67%	6.30%	4.69%
Expected lives (years)	4	4	4
1998 Time Accelerated Restricted Stock Option Plan:
Expected dividend rate	—	—	—
Expected volatility	60%	60%	60%
Weighted average risk-free interest rate	5.84%	6.42%	4.74%
Expected lives (years)	7	7	7

        The following table summarizes the option activity for both plans:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, December 31, 1998	1,037,597	711,035	$0.25-2.60	$1,155,627	$1.63
Authorized	—	—	—	—	—
Granted	(1,108,150)	1,108,150	1.25-2.59	2,814,164	2.54
Forfeited/Canceled	216,413	(216,413)	0.25-2.59	(291,017)	1.34

Balance, December 31, 1999	145,860	1,602,772	0.25-2.60	3,678,774	2.30
Authorized	800,000	—	—	—	—
Granted	(817,663)	817,663	0.78-12.00	6,782,592	8.30
Exercised	—	(10,000)	0.25	2,500	0.25
Forfeited/Canceled	573,298	(573,298)	1.25-12.00	(4,926,524)	8.59

Balance, December 31, 2000	701,495	1,837,137	0.25-12.00	5,537,342	3.01
Authorized	500,000	—	—	—	—
Granted	(937,099)	937,099	0.81-1.91	1,619,693	1.73
Exercised	—	(3,906)	1.25	(4,883)	1.25
Forfeited/Canceled	390,000	(390,000)	0.78-12.00	(1,513,255)	3.88

Balance, December 31, 2001	654,396	2,380,330	$0.25-12.00	$5,638,897	$2.37

        As of December 31, 2001, the weighted average remaining contractual life of all options outstanding was 7.9 years. A summary of the status of the Company's stock options outstanding under its stock option plans as of December 31, 2001 is presented in the table below:

				Stock Options Exercisable
	Stock Options Outstanding
				Stock Options Exercisable as of December 31, 2001
Range of Exercise Prices	Stock Options Outstanding as of December 31, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years		Weighted Average Exercise Price
$0.25 - $1.28	467,334	$1.10	7.4	240,153	$1.15
1.33 - 1.91	639,823	1.60	9.1	62,012	1.62
2.25 - 3.44	1,181,966	2.60	7.5	385,644	2.60
5.38 - 12.00	91,207	11.17	8.2	37,802	11.50

Total	2,380,330	$2.37	7.9	725,611	$2.50

9. Acquisition of Business

        On January 12, 2001 the Company acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc. (SOS), a pharmaeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million which included a cash payment of $1.1 million and 250,000 shares of Common stock valued at $218,750, or $0.88 per share. The purchase agreement also provides for additional contingent payments based on achieving revenue and profitability milestones. The transaction was accounted for using the purchase method of accounting. A summary of the assets acquired and liabilities assumed in the acquisition are as follows:

Estimated fair values:
Cash	$217,632
Accounts receivable	208,942
Prepaid expenses	1,940
Equipment	36,515
Notes payable-shareholder	(50,031)
Accounts payable	(39,775)
Accrued expenses	(103,899)
Deferred revenue	(410,290)
Project backlog	80,000
Goodwill	1,377,715

Purchase price	1,318,749
Less:
Cash acquired	(217,632)
Stock issued	(218,750)

Cash paid, net of cash acquired	$882,367

        The results of operations for SOS prior to the acquisition are not reflected in the accompanying consolidated statements of operations. However, the following unaudited consolidated pro forma results of operations are presented assuming the acquisition had been completed on January 1, 2000:

(Dollars and Shares in Thousands
Except for Loss Per Share Data)

	Year Ended December 31,
	2000	2001
	(unaudited)
Revenue	$9,108	$12,501

Operating loss	$(12,494)	$(9,607)

Net loss	$(11,424)	$(8,676)

Net loss applicable to common shareholders	$(17,394)	$(8,676)

Net loss per common share—basic and diluted	$(2.07)	$(0.66)

Weighted average shares outstanding—basic and diluted	8,400	13,160

        For the year ended December 31, 2001, amortization related to the goodwill recorded from the acquisition of SOS was $132,028. Additionally, amortization of purchased project backlog was $80,000 for the year ended December 31, 2001. Effective January 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets," issued by the FASB in June 2001. Upon adoption of the new standard, goodwill will no longer be amortized and will be assessed at least annually for impairment using a fair-value based approach.

10. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 1999, 2000 and 2001 are summarized as follows (in thousands, except for per share data):

	Quarter Ended
	March 31, 1999	June 30, 1999	September 30, 1999	December 31, 1999
Revenues	$718	$868	$1,195	$1,570
Gross Profit(1)	207	313	631	691
Net loss	(1,061)	(1,015)	(708)	(886)
Net loss applicable to common shareholders	(1,154)	(1,111)	(810)	(996)
Net loss per common share:
Basic and diluted	$(0.34)	$(0.33)	$(0.24)	$(0.29)

	Quarter Ended
	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000
Revenues	$1,629	$1,922	$2,207	$2,064
Gross Profit(1)	603	774	932	868
Net loss	(1,879)	(2,150)	(2,393)	(4,899)
Net loss applicable to common shareholders	(1,994)	(8,005)	(2,393)	(4,899)
Net loss per common share:
Basic and diluted	$(0.59)	$(2.23)	$(0.19)	$(0.38)
	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$2,516	$2,977	$3,508	$3,477
Gross Profit(1)	1,143	1,479	1,895	1,879
Net loss	(3,420)	(2,353)	(1,458)	(1,363)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.18)	$(0.11)	$(0.10)

(1)
Excludes stock based compensation of $0, $5,000, $5,000 and $111,000 for 1999, $170,000, $171,000, $171,000 and $159,000 for 2000 and $164,000, $163,000, $163,000 and $163,00 for 2001, respectively.

        The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as such periods computation is based on the weighted average number of shares outstanding during the period.

11. Employee Benefit Plan

        The Company maintains a defined contribution 401(k) Savings Plan ("the Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 20% of their pre-tax gross wages or salaries. Subject to certain restrictions, the Plan provides for Company matching contributions of 40% of the first 5% of employee contributions to the Plan, which vests 33 1/3% per year over a three-year period. For the years ended December 31, 1999, 2000 and 2001, the Company contributed $21,000, $86,000 and $129,000, respectively, to the Plan.

12. Valuation and Qualifying Accounts

        Allowance for Doubtful Accounts:

	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recapture	Balance at End of Period
2001	$48,794	$18,000	$—	$1,560	$68,354
2000	29,754	12,000	—	7,040	48,794
1999	31,844	17,505	(19,595)	—	29,754

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARESCIENCE, INC.
By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

March 26, 2002

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

SIGNATURE	TITLE	DATE

/s/ DAVID J. BRAILER David J. Brailer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2002
/s/ STEVEN BELL Steven Bell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002
/s/ RONALD A. PAULUS Ronald A. Paulus	President and Director	March 26, 2002
/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	March 26, 2002
/s/ BRUCE M. FRIED Bruce M. Fried	Director	March 26, 2002

/s/ MARTIN HARRIS Martin Harris	Director	March 26, 2002
/s/ JEFFREY R. JAY Jeffrey R. Jay	Director	March 26, 2002
/s/ CHRISTOPHER R. MCCLEARY Christopher R. McCleary	Director	March 26, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.1*	Amended and Restated 1995 Equity Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
10.2*	Amended and Restated 1998 Time Accelerated Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.3#	Restated License Agreement, dated April 1, 1995, by and between the Trustees of the University of Pennsylvania and the Registrant, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.4*	Employment Agreement with David J. Brailer (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.5*	Employment Agreement with Ronald A. Paulus (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.6*	Employment Agreement with Steven Bell (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.7*	Employment Agreement with Alfredo A. Czerwinski (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.8*	Employment Agreement with Gregory P. Hess (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.9*	Employment Agreement with J. Bryan Bushick (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.10*	Employment Agreement with Robb L. Tretter (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.11*	Employment Agreement with Thomas H. Zajac (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.12	Amended and Restated Registration Rights Agreement, dated October 2, 2000, 1998, among the Registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P., Foundation Health Systems, Inc., David J. Brailer, Ronald A. Paulus, Brent Milner, Zeke Investment Partners and William Winkenwerder (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.13	California HealthCare Foundation Consulting Agreement, dated October 1, 1999, by the California HealthCare Foundation and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).

10.14#	License Agreement, dated October 2, 2000, by and between the California HealthCare Foundation and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Arthur Andersen LLP.
99.1+	Quality Assurance Letter of Arthur Andersen LLP.

*
Constitutes and management contract or compensatory plan or arrangement.

+
Filed herewith.

#
Confidential treatment has been granted by the Securities and Exchange Commission.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
Risks Related to Our Business
Risks Related to Our Industry
Risks Relating to Our Common Stock
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
EXHIBIT INDEX