Form 10-Q
period 2002-03-31
CARESCIENCE INC
filed 2002-05-07
CIK 1108782

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the transition period from ____________ to _______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the registrant's Common Stock outstanding, as of May 6, 2002 was 13,300,391.

                                CARESCIENCE, INC.

                                    FORM 10-Q

                                 March 31, 2002

                                      INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets--December 31, 2001 and March 31, 2002
(unaudited).....................................................................................2

Consolidated Statements of Operations--Three Months Ended March 31, 2001
and March 31, 2002 (unaudited)..................................................................3

Consolidated Statements of Cash Flows--Three Months Ended March 31, 2001 and
 March 31, 2002 (unaudited).....................................................................4

Notes to Consolidated Financial Statements......................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations.......................................................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings......................................................................13

Item 2. Changes in Securities and Use of Proceeds..............................................13

Item 6. Exhibits and Reports on Form 8-K.......................................................13

Signatures.....................................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        CARESCIENCE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,      MARCH 31,
                                                                      2001             2002
                                                                  -------------     -----------
                                                                           (UNAUDITED)
                                        ASSETS
Current assets:
   Cash and cash equivalents ................................     $  8,860,436      $ 10,528,083
   Short-term investments ...................................       12,000,950         9,975,278
   Interest receivable ......................................           83,821            30,224
   Accounts receivable, net of allowance for doubtful
       accounts of $68,354 and $71,354, respectively ........        1,207,094         1,187,158
   Prepaid expenses and other ...............................          479,696           309,006
                                                                  ------------      ------------
Total current assets ........................................       22,631,997        22,029,749
                                                                  ------------      ------------
Property and equipment:
   Computer equipment .......................................        4,707,706         4,780,955
   Office equipment .........................................          471,754           471,754
   Leasehold improvements ...................................          169,956           167,672
   Furniture and fixtures ...................................          508,598           513,961
                                                                  ------------      ------------
                                                                     5,858,014         5,934,342
   Less--Accumulated depreciation and amortization ..........       (3,345,267)       (3,663,500)
                                                                  ------------      ------------
     Net property and equipment .............................        2,512,747         2,270,842
                                                                  ------------      ------------
 Other assets ...............................................          155,639           151,493
                                                                  ------------      ------------
 Goodwill, net ..............................................        1,245,687         1,245,687
                                                                  ------------      ------------
       Total assets .........................................     $ 26,546,070      $ 25,697,771
                                                                  ============      ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations and
     note payable ...........................................     $    207,747      $    248,697
   Accounts payable .........................................          529,809           239,576
   Accrued expenses .........................................        1,196,176         1,370,094
   Deferred revenues ........................................        3,535,484         3,754,121
                                                                  ------------      ------------
Total current liabilities ...................................        5,469,216         5,612,488
                                                                  ------------      ------------
Capital lease obligations ...................................          200,069           166,057
                                                                  ------------      ------------
Note payable ................................................             --             263,205
                                                                  ------------      ------------
Shareholders' equity:
   Preferred stock, no par value, 20,000,000 shares
   authorized, no shares issued or outstanding ..............             --                --
   Common stock, no par value, 100,000,000 shares
     authorized, 14,720,016 shares issued and
     13,280,016 shares outstanding, and;
     14,740,391 shares issued and 13,300,391
     shares outstanding, respectively .......................       60,256,012        60,282,656
   Additional paid-in capital ...............................        5,008,718         4,859,859
   Deferred compensation ....................................       (2,202,250)       (1,787,964)
   Accumulated other comprehensive income ...................           57,852            42,611
   Accumulated deficit ......................................      (40,923,547)      (42,421,141)
   Subscriptions receivable .................................         (420,000)         (420,000)
   Treasury stock, at cost, 1,440,000 shares ................         (900,000)         (900,000)
                                                                  ------------      ------------
     Total shareholders' equity .............................       20,876,785        19,656,021
                                                                  ------------      ------------
        Total liabilities and shareholders' equity ..........     $ 26,546,070      $ 25,697,771
                                                                  ============      ============


         The accompanying notes are an integral part of these statements

                        CARESCIENCE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                             ---------------------------------
                                                 2001                2002
                                             -----------          ------------
                                                          (UNAUDITED)
Revenues ............................        $  2,515,611         $  3,262,928
Cost of revenues ....................           1,535,777            1,706,597
                                             ------------         ------------
  Gross profit ......................             979,834            1,556,331
                                             ------------         ------------
Operating expenses:
  Research and development ..........           1,308,014              725,746
  Selling, general and administrative           3,453,857            2,426,074
                                             ------------         ------------
    Total operating expenses ........           4,761,871            3,151,820
                                             ------------         ------------
    Operating loss ..................          (3,782,037)          (1,595,489)
Interest income .....................            (383,608)            (108,736)
Interest expense ....................              21,547               10,841
                                             ------------         ------------
Net loss ............................        $ (3,419,976)        $ (1,497,594)
                                             ============         ============

Net loss per common share:
  Basic and diluted .................        $      (0.26)        $      (0.11)
                                             ============         ============
Weighted average shares outstanding:
  Basic and diluted .................          12,985,952           13,287,034
                                             ============         ============

        The accompanying notes are an integral part of these statements.

                       CARESCIENCE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            ---------------------------------
                                                                2001                 2002
                                                            ------------        -------------
                                                                       (UNAUDITED)
Cash flows from operating activities:
  Net loss .........................................        $ (3,419,976)        $ (1,497,594)
  Adjustments to reconcile net loss to net cash used
     in operating activities--
      Depreciation and amortization ................             325,468              318,233
      Loss on disposal .............................             158,000                 --
      Provision for bad debts ......................               5,475                3,000
      Stock-based compensation .....................             316,020              265,427
      Changes in assets and liabilities--
        (Increase) decrease in--
          Interest receivable ......................             118,605               53,597
          Accounts receivable ......................            (107,121)              16,936
          Prepaid expenses and other ...............             (35,748)             170,690
          Other assets .............................                --                  4,146
        Increase (decrease) in--
          Accounts payable and accrued expenses ....            (870,453)            (116,315)
          Deferred revenues ........................             890,957              218,637
                                                            ------------         ------------
          Net cash used in operating activities ....          (2,618,773)            (563,243)
                                                            ------------         ------------
Cash flows from investing activities:
    Purchases of short-term investments ............                --             (4,955,154)
    Proceeds from the redemption of short-term
      investments ..................................           3,000,115            6,965,585
   Cash paid for acquisition .......................            (882,367)                --
   Purchases of property and equipment .............             (75,247)             (76,327)
                                                            ------------         ------------
          Net cash provided investing activities ...           2,042,501            1,934,104
                                                            ------------         ------------
Cash flows from financing activities:
   Proceeds from the exercise common stock options .                --                 26,644
   Payments on capital lease obligations ...........             (67,244)             (54,858)
   Proceeds from notes payable .....................                --                325,000
                                                            ------------         ------------
          Net cash (used in) provided by
            financing activities ...................             (67,244)             296,786
                                                            ------------         ------------
Net (decrease) increase in cash and cash
   equivalents .....................................            (643,516)           1,667,647
Cash and cash equivalents, beginning of period .....          26,702,096            8,860,436
                                                            ------------         ------------
Cash and cash equivalents, end of period ...........        $ 26,058,580         $ 10,528,083
                                                            ============         ============

        The accompanying notes are an integral part of these statements.

                        CARESCIENCE, INC. AND SUDSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2001 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated.

     Recent Accounting Pronouncements

     On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." This statement modifies existing generally accepted accounting principles related to the amortization and impairment of goodwill and other intangible assets. Upon adoption of the new standard, goodwill, including goodwill associated with equity method investments, will no longer be amortized. In addition, goodwill, other than goodwill associated with equity method investments, must be assessed at least annually for impairment using a fair-value based approach. The provisions of this statement are required to be adopted as of the beginning of the first fiscal year after December 15, 2001. Impairment losses that arise due to the initial application of this statement are to be reported as a cumulative effect of change in accounting principle. The Company has completed an analysis of the impact of implementing the provisions of this statement as of January 1, 2002 and has determined that there is no impairment loss. With the adoption of this new standard, as of January 1, 2002 the Company discontinued the amortization of the goodwill balance. The following proforma disclosure is included pursuant to the disclosure requirements of SFAS 142:

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                    ---------------------------------
                                                       2001                  2002
                                                    -----------        --------------
                                                              (UNAUDITED)
Reported net loss ..........................        $(3,419,976)        $  (1,497,594)
Add back--Goodwill amortization ............             28,600                  --
                                                    -----------         -------------
Adjusted net loss ..........................        $(3,391,376)        $  (1,497,594)
                                                    ===========         =============

Basic and diluted net loss per
  Common share:
  Reported net loss ........................        $     (0.26)        $       (0.11)
  Goodwill amortization ....................               --                    --
                                                    -----------         -------------
Adjusted net income ........................        $     (0.26)        $       (0.11)
                                                    ===========         =============


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

     As of March 31, 2002 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:


                                                MARCH 31, 2002
                                --------------------------------------------------
                                                   (UNAUDITED)
                                                                          FAIR
                                  ORIGINAL          UNREALIZED           MARKET
                                    COST              GAINS               VALUE
                                 -----------        -----------        -----------
Cash and cash equivalents...     $10,528,083        $       --         $10,528,083
Short-term investments .....       9,932,667             42,611          9,975,278
                                 -----------        -----------        -----------
                                 $20,460,750        $    42,611        $20,503,361
                                 ===========        ===========        ===========


     At March 31, 2002 short-term investments consisted of eight debt instruments maturing between April 4, 2002 and August 28, 2003.

     Supplemental Cash Flow Information

     The Company paid interest of $21,547 and $10,841 for the three months ended March 31, 2001 and 2002, respectively.

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

     Major Customers

     The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The company had one customer and two customers for the three month periods ended March 31, 2001 and 2002 respectively, which accounted for 15% and 24 % of total revenues, respectively.

     The Company had two customers at March 31, 2002, which accounted for 29% of total accounts receivable.

     Comprehensive Income (Loss)

     The components of accumulated comprehensive income (loss) are as follows:

          Balance, December 31, 2001......     $  57,852
          Change in unrealized gain on
             available for sales
             securities...................       (15,241)
                                               ---------
          Balance, March 31, 2002.........     $  42,611
                                               =========

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

     Reclassifications

     Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the 2002 presentation.

(2) NET LOSS PER SHARE

     Net loss per share is calculated utilizing the principles of SFAS No. 128, "Earnings per Share" ("EPS"). Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as options and warrants.

     Under SFAS No. 128, the Company's granting of certain stock options and warrants resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options and warrants and convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss. Stock options to purchase 2,187,821 shares of common stock at exercise prices ranging from $0.25 to $12.00 were outstanding as of March 31, 2002, but were excluded from the computation of diluted net loss per share since the inclusion would be anti-dilutive.

(3) COMMITMENTS AND CONTINGENCIES

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

     Note Payable

     In December 2001, the Company entered into a loan agreement with PIDC Local Development Corporation, whereby it would borrow up to $325,000 with an interest rate of 2.5%, a term of five years, and secured by an interest in certain property and equipment and investments. The balance due on this note payable was $0 and $325,000 at December 31, 2001 and March 31, 2002, respectively.

(4) INCOME TAXES

     The Company has incurred operating losses and generated a significant accumulated deficit through March 31, 2002, therefore, no tax provisions have been recorded. As of March 31, 2002 the Company had federal net operating loss carryforwards of approximately $32 million which expire from 2010 through 2021. As of March 31, 2002 and March 31, 2001 a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

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

     - we depend on an exclusive license with the University of Pennsylvania and an exclusive license with the California HealthCare Foundation for some of our technology, and the loss of these licenses would impair our ability to develop our business;

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

     - failure by our service providers could interrupt our business and damage our customer relationships;

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

     We work with health care providers to manage clinical processes surrounding the point of care so that fundamental reductions in errors and operating cost can be achieved. Our products collect, share, store and analyze clinical data generated by widely used health information systems. Our services allow customers to apply this data to the management of care, including quality monitoring, practice improvement, credentialing, profiling, error tracking, case management and clinical guidelines. We also provide consulting services to healthcare providers that support strategic planning and clinical operations.

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

     CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial product based on this proprietary technology under our Care Management System(TM) product line. In 1999, we initiated our Care Data Exchange(TM), as well as our Lifecycle Decision System(TM), which is aimed at the pharmaceutical and biotechnology industries. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

     We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from consulting services and development agreements. We sell our services individually or as an integrated suite of solutions and services. We price our subscription services on a per-encounter basis, such as the number of a hospital's patient admissions or outpatient visits.

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

     Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.5 million and $3.8 million at December 31, 2001 and March 31, 2002, respectively.

     We have incurred substantial research and development costs since inception and have also invested in our corporate infrastructure to support our long-term growth strategy. We expect that our operating expenses will continue to at historic or greater levels as we further our product development and sales and marketing efforts. Accordingly, we expect to continue to incur quarterly net losses for the foreseeable future.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     REVENUES

     Total revenues increased 30% to $3.3 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001. The increase was primarily related to revenues generated from additional customer and development contracts.

     Unrecognized revenues related to customer and development contracts (backlog) as of March 31, 2002 totaled $18.3 million.

     COST OF REVENUES

     Cost of revenues include customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended March 31, 2002 was $1.7 million an increase of $171,000 or 11%, compared to $1.5 million for the three months ended March 31, 2001. The increase was primarily a result of additional costs necessary to service new contracts.

     GROSS PROFIT

     Our gross profit margin increased from 39% for the three months ended March 31, 2001, to 48% for the three months ended March 31, 2002. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base.

     RESEARCH AND DEVELOPMENT

     Research and development costs include technology and product development costs. Research and development costs for the three months ended March 31, 2002 were $726,000, a decrease of $582,000 or approximately 45%, compared to $1.3 million for the three months ended March 31, 2001. This decrease is primarily due to lowering costs as certain development projects near completion.

     As a percentage of revenue, research and development costs were 22% for the three months ended March 31, 2002 as compared to 52% for the three months ended March 31, 2001. We expect the growth in revenue to exceed the growth in research and development costs. Therefore, we expect these costs will decrease as a percentage of revenue in the future.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended March 31, 2002 were $2.4 million, an decrease of $1.0 million, or 30% compared to $3.5 million for the three months ended March 31, 2001. The decrease was primarily related to a planned reduction in marketing and other administrative expenditures in 2002 as part of the company's efforts of reducing costs.

     As a percentage of revenues, selling, general, and administrative expenses were 74% for the three months ended March 31, 2002 as compared to 137% for the three months ended March 31, 2001. We expect the percentage of selling, general and administrative costs to continue to decrease as a percentage of revenues in the future as our fixed costs are spread over an increasing revenue base.

     STOCK-BASED COMPENSATION

     We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $1.8 million at March 31, 2002. We expect to amortize this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $265,000 and $316,000 of this expense during the three months ended March 31, 2002 and 2001, respectively.

     INTEREST INCOME AND EXPENSE

     Net interest income for the three months ended March 31, 2002 was $98,000, a decrease of $264,000, compared to $362,000 for the three months ended March 31, 2001. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

     LIQUIDITY AND CAPITAL RESOURCES--MARCH 31, 2002

     Since inception, we have financed our operations and funded our capital expenditures through the public offering and private sale of equity securities, supplemented by private debt and equipment leases. We believe that current capital resources will be sufficient to fund anticipated capital expenditures and working capital requirement for at least the next 12 months. As of March 31, 2002, we had $20.5 million in cash and cash equivalents and short-term investments and working capital of $16.4 million.

     Net cash used in operating activities was $563,000 for the three months ended March 31, 2002 and $2.6 million for the three months ended March 31, 2001. For those periods, net cash used in operating activities was primarily to fund losses from operations offset by changes in current assets and liabilities.

     Net cash provided by investing activities was $1.9 million for the three months ended March 31, 2002 and consisted primarily of proceeds from the redemption of short-term investments, net of purchases of short-term investments and property and equipment. Net cash provided by investing activities was $2.0 million for the three months ended March 31, 2001 and consisted primarily of proceeds from the redemption of short-term investments, net of funding of an acquisition and purchases of property and equipment.

     Net cash provided by financing activities was $297,000 for the three months ended March 31, 2002 and consisted of proceeds from a note payable and the exercise of common stock options net of payments on capital lease obligations. Net cash used in financing activities consisted of $67,000 for three months ended March 31, 2001, and consisted of payments on capital lease obligations.

     As we execute our strategy, we expect significant increases in our operating expenses to fund development of current and new divisions and product lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs for at least the next 12 months. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of March 31, 2002 all of our cash equivalents mature within 17 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     USE OF PROCEEDS

     On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of March 31, 2002, we have used approximately $23.7 million of the net proceeds from our initial public offering of which approximately $13.4 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $2.7 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

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


                                              CARESCIENCE, INC.





Date: May 6, 2002                             By: /s/ RONALD A. PAULUS
                                                  ---------------------------
                                                  Ronald A. Paulus, President



Date: May 6, 2002                             By: /s/ STEVEN BELL
                                                  ----------------------------
                                                  Steven Bell, Chief Financial
                                                  Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                DESCRIPTION
-----------                -----------