Form 10-Q
period 2002-06-30
CARESCIENCE INC
filed 2002-08-09
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30859

CARESCIENCE, INC.
 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

PENNSYLVANIA	23-2703715
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

3600 MARKET STREET
PHILADELPHIA, PA 19104
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(ZIP CODE)

(215) 387-9401
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
IF CHANGED SINCE LAST REPORT)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of the registrant's Common Stock outstanding, as of August 8, 2002 was 13,300,391.

CARESCIENCE, INC.

FORM 10-Q

June 30, 2002

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,860,436	$6,032,899
Short-term investments	12,000,950	12,957,277
Interest receivable	83,821	29,928
Accounts receivable, net of allowance for doubtful accounts of $68,354 and $74,054, respectively	1,207,094	1,350,332
Prepaid expenses and other	479,696	336,574

Total current assets	22,631,997	20,707,010

Property and equipment:
Computer equipment	4,707,706	4,964,749
Office equipment	471,754	541,372
Leasehold improvements	169,956	169,956
Furniture and fixtures	508,598	513,961

	5,858,014	6,190,038
Less — Accumulated depreciation and amortization	(3,345,267)	(3,987,493)

Net property and equipment	2,512,747	2,202,545

Other assets	155,639	151,493

Goodwill, net	1,245,687	1,245,687

Total assets	$26,546,070	$24,306,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and note payable	$207,747	$221,604
Accounts payable	529,809	514,476
Accrued expenses	1,196,176	1,233,674
Deferred revenues	3,535,484	2,967,124

Total current liabilities	5,469,216	4,936,878

Capital lease obligations	200,069	137,113

Note payable	—	247,515

Shareholders' equity:
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,720,016 shares issued and 13,280,016 shares outstanding, and; 14,740,391 shares issued and 13,300,391 shares outstanding, respectively	60,256,012	60,282,656
Additional paid-in capital	5,008,718	4,838,843
Deferred compensation	(2,202,250)	(1,505,160)
Accumulated other comprehensive income	57,852	66,120
Accumulated deficit	(40,923,547)	(43,501,897)
Subscriptions receivable	(420,000)	(295,333)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)

Total shareholders' equity	20,876,785	18,985,229

Total liabilities and shareholders' equity	$26,546,070	$24,306,735

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
	(unaudited)
Revenues	$2,976,770	$3,503,194	$5,492,381	$6,766,122
Cost of revenues	1,660,616	1,635,371	3,196,393	3,341,968

Gross profit	1,316,154	1,867,823	2,295,988	3,424,154

Operating expenses:
Research and development	1,039,079	628,634	2,347,093	1,354,380
Selling, general and administrative	2,868,121	2,383,623	6,321,978	4,809,697

Total operating expenses	3,907,200	3,012,257	8,669,071	6,164,077

Operating loss	(2,591,046)	(1,144,434)	(6,373,083)	(2,739,923)
Interest income	(258,369)	(74,116)	(641,977)	(182,852)
Interest expense	21,171	10,438	42,718	21,279

Net loss	$(2,353,848)	$(1,080,756)	$(5,773,824)	$(2,578,350)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.08)	$(0.44)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	13,062,435	13,300,391	13,023,194	13,293,749

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2001	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(5,773,824)	$(2,578,350)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	663,333	642,226
Loss on disposal	158,000	—
Provision for bad debts	9,975	6,000
Stock-based compensation	631,708	527,215
Changes in assets and liabilities —
(Increase) decrease in —
Interest receivable	123,610	53,893
Accounts receivable	(91,773)	(149,238)
Prepaid expenses and other	(20,552)	143,122
Other assets	—	4,146
Increase (decrease) in —
Accounts payable and accrued expenses	(764,068)	146,832
Deferred revenues	467,135	(568,360)

Net cash used in operating activities	(4,596,456)	(1,772,514)

Cash flows from investing activities:
Purchases of short-term investments	(4,968,980)	(10,891,159)
Proceeds from the redemption of short-term investments	3,000,115	9,943,100
Cash paid for acquisition	(882,367)	—
Purchases of property and equipment	(199,650)	(332,024)

Net cash used in investing activities	(3,050,882)	(1,280,083)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	—	26,644
Payments on capital lease obligations and note payable	(212,098)	(126,584)
Proceeds from note payable	—	325,000

Net cash (used in) provided by financing activities	(212,098)	225,060

Net decrease in cash and cash equivalents	(7,859,436)	(2,827,537)
Cash and cash equivalents, beginning of period	26,702,096	8,860,436

Cash and cash equivalents, end of period	$18,842,660	$6,032,899

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUDSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

        The consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2001 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2002	2001	2002
Reported net loss	$(2,353,848)	$(1,080,756)	$(5,773,824)	$(2,578,350)
Add back — Goodwill amortization	34,320	—	62,920	—

Adjusted net loss	$(2,319,528)	$(1,080,756)	$(5,710,904)	$(2,578,350)

Basic and diluted net loss per Common share:
Reported net loss	$(0.18)	$(0.08)	$(0.44)	$(0.19)
Goodwill amortization	—	—	—	—

Adjusted net income	$(0.18)	$(0.08)	$(0.44)	$(0.19)

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a disposal of a segment of a business". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The impact of adopting this accounting standard did not have a material effect on the Company's financial position or results of operations.

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

        As of June 30, 2002 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	June 30, 2002
	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$6,032,899	$—	$6,032,899
Short-term investments	12,891,157	66,120	12,957,277

	$18,924,056	$66,120	$18,990,176

        At June 30, 2002 short-term investments consisted of eleven debt instruments maturing between July 30, 2002 and August 28, 2003.

  Supplemental Cash Flow Information

        The Company paid interest of $42,718 and $21,279 for the six months ended June 30, 2001 and 2002, respectively.

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

  Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. One customer accounted for 13% and 14%, respectively, of total revenues for the three months and six months ended June 30, 2001. As of December 31, 2001, a different customer represented 12% of accounts receivable. Two customers accounted for 24% of total revenues for both the three and six months ended June 30, 2002. Two different customers accounted for 28% of total accounts receivable as of June 30, 2002.

  Comprehensive Income

        Accumulated other comprehensive income consists of unrealized gains and losses on available for sale securities as follows:

Balance, December 31, 2001	$57,852
Current-period change	8,268

Balance, June 30, 2002	$66,120

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

        Under SFAS No. 128, the Company's granting of certain stock options and warrants resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options and warrants and convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss. Stock options to purchase 2,090,947 shares of common stock at exercise prices ranging from $0.25 to $12.00 were outstanding as of June 30, 2002, but were excluded from the computation of diluted net loss per share since the inclusion would be anti-dilutive due to the net loss.

(3) COMMITMENTS AND CONTINGENCIES

  Litigation

        The Company and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. The complaints purport to bring claims on behalf of all persons who allegedly purchased Company common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of Company common stock. Specifically, the complaints allege, among other things, that the Company's Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning the Company's competitors, two of the Company's prospective products and the Company's contract with the California HealthCare Foundation. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although the Company cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, management believes the lawsuits are frivolous and without merit, strenuously denies all allegations of wrongdoing asserted by plaintiffs, and believes it has meritorious defenses to plaintiffs' claims. The Company intends to vigorously defend the lawsuits. Management believes that the resolution of this litigation will not have a material effect on our consolidated financial position or results of operations.

(4) INCOME TAXES

        The Company has incurred operating losses and generated a significant accumulated deficit through June 30, 2002, therefore, no tax provisions have been recorded. As of June 30, 2002 the Company had federal net operating loss carryforwards of approximately $34 million which expire from 2010 through 2021. As of June 30, 2002 and June 30, 2001, a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

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

  •
  the difficulty in evaluating our business because we operate in a new industry and our operating history is limited;

  •
  we have a history of losses and expect our losses to continue;

  •
  the proprietary technology we own or license may be subjected to infringement claims or disagreements with the licensor which could be costly to resolve;

  •
  we depend on an exclusive license with the University of Pennsylvania and an exclusive license with the California HealthCare Foundation for some of our technology, and the loss of these licenses would impair our ability to develop our business;

  •
  we could be liable for information retrieved from our Web sites and incur significant costs from resulting claims;

  •
  we may experience system failures which could interrupt our service and damage our customer relationships;

  •
  the health care industry may not accept our solutions or buy our services which would adversely affect our financial results;

  •
  because our revenues are dependent on a limited number of services, the failure of any one of these services would significantly decrease our revenues;

  •
  termination of one or more of our significant contracts would cause a significant decline in our revenue;

  •
  failure to manage our growth would adversely affect our operations;

  •
  we face intense competition and may be unable to compete successfully which would adversely effect our financial results;

  •
  the loss of any of our key personnel could adversely affect our operations;

  •
  our failure to develop strategic relationships could adversely affect our ability to develop new services;

  •
  our failure to use new technologies effectively or to adapt emerging industry standards would adversely affect our ability to compete;

  •
  our failure to adapt our technology to our customers' needs or to handle high levels of customer activity would adversely affect our ability to increase revenue;

  •
  failure by our service providers could interrupt our business and damage our customer relationships;

  •
  we may need to obtain additional capital and failure to do so may limit our growth;

  •
  health information is subject to potential government regulation and legal uncertainties and changes may require us to alter our business;

  •
  changes in the health care industry could adversely affect our operations;

  •
  our business will suffer if commercial users do not accept Internet solutions;

  •
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

        CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial product based on this proprietary technology under our Care Management System-TM- product line. In 1999, we initiated our Care Data Exchange-TM-, as well as our Lifecycle Decision System-TM-, which is aimed at the pharmaceutical and biotechnology industries. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

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

        Our agreements for our internet based tools, which typically cover an initial period of one-to-five years and are fixed priced, provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period.

        Our development agreements, with periods ranging from one-to-five years, provide for customer funding for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", the Company is treating revenue on these agreements as a single element contract and is recognizing total revenue on a cost-to-cost basis over the entire agreement period.

        Our various consulting services are delivered either as a single program or as a project whose completion normally occurs over a several month period. Consulting revenues from program services are recorded as the program is completed. Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.5 million and $3.0 million at December 31, 2001 and June 30, 2002, respectively.

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

        Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2001, we had net operating loss carryforwards of approximately $32.0 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2021. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code.

Results of Operations

Three Months Ended June 30, 2002 and June 30, 2001

  Revenues

        Total revenues increased 18% to $3.5 million for the three months ended June 30, 2002 from $3.0 million for the three months ended June 30, 2001. The increase was primarily related to revenues generated from additional customer and development contracts.

        Unrecognized revenues related to customer and development contracts (backlog) as of June 30, 2002 totaled $25.7 million.

  Cost of Revenues

        Cost of revenues include customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended June 30, 2002 was $1.6 million a decrease of $25,000 or 2% compared to $1.7 million for the three months ended June 30, 2001. We have been able to service an increasing revenue base while keeping cost of revenues relatively constant as a result of cost control initiatives.

  Gross Profit

        Our gross profit margin increased from 44% for the three months ended June 30, 2001, to 53% for the three months ended June 30, 2002. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base, as well as the results of our cost control initiatives.

  Research and Development

        Research and development costs include technology and product development costs. Research and development costs for the three months ended June 30, 2002 were $629,000, a decrease of $410,000 or approximately 40%, compared to $1.0 million for the three months ended June 30, 2001. This decrease is primarily due to lowering costs as certain development projects near completion.

        As a percentage of revenue, research and development costs were 18% for the three months ended June 30, 2002 as compared to 35% for the three months ended June 30, 2001. We expect the growth in revenue to exceed the growth in research and development costs. Therefore, we expect these costs will decrease as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended June 30, 2002 were $2.4 million, a decrease of $484,000, or 17% compared to $2.9 million for the three months ended June 30, 2001. The decrease was primarily related to a planned reduction in marketing and other administrative expenditures in 2002 as part of the company's efforts of reducing costs.

        As a percentage of revenues, selling, general, and administrative expenses were 68% for the three months ended June 30, 2002 as compared to 96% for the three months ended June 30, 2001. We expect the percentage of selling, general and administrative costs to continue to decrease as a percentage of revenues in the future as our fixed costs are spread over an increasing revenue base.

  Stock-Based Compensation

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $1.5 million at June 30, 2002. We expect to amortize this amount over the remaining one to four year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $262,000 and $316,000 of this expense during the three months ended June 30, 2002 and 2001, respectively.

  Interest Income and Expense

        Net interest income for the three months ended June 30, 2002 was $64,000, a decrease of $174,000, compared to $237,000 for the three months ended June 30, 2001. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

Six Months Ended June 30, 2002 and June 30, 2001

  Revenues

        Total revenues increased 23% to $6.8 million for the six months ended June 30, 2002 from $5.5 million for the six months ended June 30, 2001. The increase was primarily related to revenues generated from additional customer and development contracts.

        Unrecognized revenues related to customer and development contracts (backlog) as of June 30, 2002 totaled $25.7 million.

  Cost of Revenues

        Cost of revenues includes customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the six months ended June 30, 2002 was $3.3 million a decrease of $146,000 or 5%, compared to $3.2 million for the six months ended June 30, 2001. We have been able to service an increasing revenue base while keeping cost of revenues relatively constant as a result of cost control initiatives.

  Gross Profit

        Our gross profit margin increased from 42% for the six months ended June 30, 2001, to 51% for the six months ended June 30, 2002. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base, as well as the results of our cost control initiatives

  Research and Development

        Research and development costs include technology and product development costs. Research and development costs for the six months ended June 30, 2002 were $1.4 million, a decrease of $993,000 or approximately 42%, compared to $2.3 million for the six months ended June 30, 2001. This decrease is primarily due to lowering costs as certain development projects near completion.

        As a percentage of revenue, research and development costs were 20% for the six months ended June 30, 2002 as compared to 43% for the six months ended June 30, 2001. We expect the growth in revenue to exceed the growth in research and development costs. Therefore, we expect these costs will decrease as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the six months ended June 30, 2002 were $4.8 million, a decrease of $1.5 million, or 24% compared to $6.3 million for the six months ended June 30, 2001. The decrease was primarily related to a planned reduction in marketing and other administrative expenditures in 2002 as part of the company's efforts of reducing costs.

        As a percentage of revenues, selling, general, and administrative expenses were 71% for the six months ended June 30, 2002 as compared to 115% for the six months ended June 30, 2001. We expect the percentage of selling, general and administrative costs to continue to decrease as a percentage of revenues in the future as our fixed costs are spread over an increasing revenue base.

  Stock-Based Compensation

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $1.5 million at June 30, 2002. We expect to amortize this amount over the remaining one to four year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $527,000 and $632,000 of this expense during the six months ended June 30, 2002 and 2001, respectively.

  Interest Income and Expense

        Net interest income for the six months ended June 30, 2002 was $162,000, a decrease of $438,000, compared to $599,000 for the six months ended June 30, 2001. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

  Liquidity and Capital Resources—June 30, 2002

        Since inception, we have financed our operations and funded our capital expenditures through the public offering and private sale of equity securities, supplemented by private debt and equipment leases. We believe that current capital resources will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next 12 months. As of June 30, 2002, we had $19.0 million in cash and cash equivalents and short-term investments and working capital of $15.8 million.

        Net cash used in operating activities was $1.8 million for the six months ended June 30, 2002 and $4.6 million for the six months ended June 30, 2001. For those periods, net cash used in operating activities was primarily to fund losses from operations offset by changes in current assets and liabilities.

        Net cash used in investing activities was $1.3 million for the six months ended June 30, 2002 and consisted primarily of the purchase of short-term investments, net of redemption of short-term investments and purchases of property and equipment. Net cash used in investing activities was $3.1 million for the six months ended June 30, 2001 and consisted primarily of the purchase of short-term investments net of the redemption of short-term investments, funding of an acquisition and purchases of property and equipment.

        Net cash provided by financing activities was $225,000 for the six months ended June 30, 2002 and consisted of proceeds from a note payable and the exercise of common stock options net of payments on capital lease obligations and the note payable. Net cash used in financing activities consisted of $212,000 for six months ended June 30, 2001, and consisted of payments on capital lease obligations.

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

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of June 30, 2002 all of our short-term investments mature within 14 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We and certain of our officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania described below for alleged violations of federal securities laws. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuits. We believe that the resolution of this litigation will not have a material effect on our business, financial condition or results of operations.

        The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning our competitors, two of our prospective products and our contract with the California HealthCare Foundation. The actions seek compensatory and other damages, and costs and expenses associated with litigation.

        We are not involved in any other legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  USE OF PROCEEDS

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of June 30, 2002, we have used approximately $25.2 million of the net proceeds from our initial public offering of which approximately $14.6 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.0 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.,

        None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

            See Exhibit Index

  (b)
  Reports on Form 8-K

            None

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARESCIENCE, INC.
Date August 8, 2002	By:	/s/ RONALD A. PAULUS Ronald A. Paulus, President
Date August 8, 2002	By:	/s/ STEVEN BELL Steven Bell, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
CARESCIENCE, INC. AND SUDSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
EXHIBIT INDEX