Form 10-Q
period 2002-09-30
CARESCIENCE INC
filed 2002-11-12
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

COMMISSION FILE NUMBER: 0-30859

CARESCIENCE, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

PENNSYLVANIA (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	23-2703715 (I.R.S. EMPLOYER IDENTIFICATION NO.)

3600 MARKET STREET
PHILADELPHIA, PA 19104
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
(ZIP CODE)

(215) 387-9401
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's Common Stock outstanding, as of November 7, 2002 was 13,300,391.

CARESCIENCE, INC.

FORM 10-Q

SEPTEMBER 30, 2002

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,318,991	$8,860,436
Short-term investments	4,983,080	12,000,950
Interest receivable	14,695	83,821
Accounts receivable, net of allowance for doubtful accounts of $77,054 and $68,354, respectively	1,364,598	1,207,094
Prepaid expenses and other	715,284	479,696

Total current assets	20,396,648	22,631,997

Property and equipment:
Computer equipment	5,348,752	4,707,706
Office equipment	546,857	471,754
Leasehold improvements	169,956	169,956
Furniture and fixtures	516,059	508,598

	6,581,624	5,858,014
Less—Accumulated depreciation and amortization	(4,298,856)	(3,345,267)

Net property and equipment	2,282,768	2,512,747

Other assets	151,493	155,639

Goodwill, net	1,245,687	1,245,687

Total assets	$24,076,596	$26,546,070

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and notes payable	$349,324	$207,747
Accounts payable	472,478	529,809
Accrued expenses	1,243,286	1,196,176
Deferred revenues	3,130,250	3,535,484

Total current liabilities	5,195,338	5,469,216

Capital lease obligations	133,012	200,069

Notes payable	231,725	—

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,740,391 shares issued and 13,300,391 shares outstanding, and; 14,720,016 shares issued and 13,280,016 shares outstanding, respectively	60,282,656	60,256,012
Additional paid-in capital	4,838,843	5,008,718
Deferred compensation	(1,243,369)	(2,202,250)
Accumulated other comprehensive income	32,123	57,852
Accumulated deficit	(44,198,399)	(40,923,547)
Subscriptions receivable	(295,333)	(420,000)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)

Total shareholders' equity	18,516,521	20,876,785

Total liabilities and shareholders' equity	$24,076,596	$26,546,070

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenues	$3,715,892	$3,557,760	$10,528,521	$9,125,916
Cost of revenues	1,771,351	1,826,459	5,159,826	5,098,627

Gross profit	1,944,541	1,731,301	5,368,695	4,027,289

Operating expenses:
Research and development	656,186	850,339	2,010,566	3,197,432
Selling, general and administrative	2,083,339	2,563,107	6,893,036	8,885,085

Total operating expenses	2,739,525	3,413,446	8,903,602	12,082,517

Operating loss	(794,984)	(1,682,145)	(3,534,907)	(8,055,228)
Interest income	(116,720)	(247,675)	(299,572)	(889,652)
Interest expense	18,238	23,497	39,517	66,215

Net loss	$(696,502)	$(1,457,967)	$(3,274,852)	$(7,231,791)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.11)	$(0.25)	$(0.55)

Weighted average shares outstanding:
Basic and diluted	13,300,391	13,277,384	13,295,988	13,108,855

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,274,852)	$(7,231,791)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	978,225	1,034,710
Loss on disposal	—	158,000
Provision for bad debts	9,000	14,475
Stock-based compensation	789,006	947,396
Changes in assets and liabilities—
(Increase) decrease in—
Interest receivable	69,126	119,559
Accounts receivable	(166,504)	(270,076)
Prepaid expenses and other	(235,588)	(495,571)
Other assets	4,146	—
Increase (decrease) in—
Accounts payable and accrued expenses	114,446	(1,057,447)
Deferred revenues	(405,234)	805,068

Net cash used in operating activities	(2,118,229)	(5,975,677)

Cash flows from investing activities:
Purchases of short-term investments	(13,884,634)	(8,000,000)
Proceeds from the redemption of short-term investments	20,876,775	5,000,115
Cash paid for acquisition	—	(882,367)
Purchases of property and equipment	(724,661)	(302,155)

Net cash provided by (used in) investing activities	6,267,480	(4,184,407)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	26,644	4,883
Payments on capital lease obligations and note payable	(271,090)	(343,805)
Proceeds from notes payable	553,750	237,751

Net cash provided by (used in) financing activities	309,304	(101,171)

Net increase (decrease) in cash and cash equivalents	4,458,555	(10,261,255)
Cash and cash equivalents, beginning of period	8,860,436	26,702,096

Cash and cash equivalents, end of period	$13,318,991	$16,440,841

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

        The consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2002 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(696,502)	$(1,457,967)	$(3,274,852)	$(7,231,791)
Add back—Goodwill amortization	—	66,149	—	129,069

Adjusted net loss	$(696,502)	$(1,391,818)	$(3,274,852)	$(7,102,722)

Basic and diluted net loss per Common share:
Reported net loss	$(0.05)	$(0.11)	$(0.25)	$(0.55)
Goodwill amortization	—	0.01	—	0.01

Adjusted net income	$(0.05)	$(0.10)	$(0.25)	$(0.54)

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

        In January 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." This consensus requires that reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations. The Company adopted EITF 01-14 effective January 1, 2002 and has made the appropriate reclassifications as required by EITF 01-14. The effect of adopting EITF 01-14 was to increase revenues and expenses by $23,000 and $69,000 for the three and nine months ended September 30, 2002, respectively and $49,000 and $125,000 for three and nine months ended September 30, 2001, respectively.

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

        As of September 30, 2002 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	September 30, 2002
	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$13,318,991	$—	$13,318,991
Short-term investments	4,950,957	32,123	4,983,080

	$18,269,948	$32,123	$18,302,071

        At September 30, 2002 short-term investments consisted of five debt instruments maturing between October 31, 2002 and February 14, 2003.

  Supplemental Cash Flow Information

        The Company paid interest of $39,517 and $66,215 for the nine months ended September 30, 2002 and 2001, respectively.

        The Company financed $23,585 and $0 of property and equipment purchases with capital leases for the nine months ended September 30, 2002 and 2001, respectively.

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

  Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. One customer accounted for 10% and two customers accounted for 22% of total revenues for the three and nine months ended September 30, 2002. One different customer accounted for 10% of total accounts receivable as of September 30, 2002. Two customers accounted for 22% and one customer accounted for 13% of total revenues for the three months and nine months ended September 30, 2001, respectively. As of December 31, 2001, a different customer represented 12% of accounts receivable.

  Comprehensive Income

        Accumulated other comprehensive income consists of unrealized gains and losses on available for sale securities as follows:

Balance, December 31, 2001	$57,852
Current-period change	(25,729)

Balance, September 30, 2002	$32,123

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

        Under SFAS No. 128, the Company's granting of certain stock options and warrants resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options and warrants and convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss. Stock options to purchase 2,047,873 shares of common stock at exercise prices ranging from $0.25 to $12.00 were outstanding as of September 30, 2002, but were excluded from the computation of diluted net loss per share since the inclusion would be anti-dilutive due to the net loss.

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

(4)    Income Taxes

        The Company has incurred operating losses and generated a significant accumulated deficit through September 30, 2002, therefore, no tax provisions have been recorded. As of September 30, 2002 the Company had federal net operating loss carryforwards of approximately $34 million which expire from 2010 through 2021. As of September 30, 2002 and September 30, 2001, a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

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

        For the pharmaceutical and biotechnology industry, we provide services that shorten the drug development cycle and improve development yield. Our offerings consulting services, customized research and strategic development support. These services are aimed at the specialized drug development needs of pharmaceutical industry clinicians, product managers, market strategists, health economists and outcomes researchers.

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

        CareScience was incorporated in 1992 with the purpose of commercializing intellectual property that was developed at the University of Pennsylvania School of Medicine and The Wharton School of Business. In 1993, we exclusively licensed the intellectual property underlying our core technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial product based on this proprietary technology under our Care Management System™ product line. In 1999, we initiated our Care Data Exchange™, as well as our Lifecycle Decision System™, which is aimed at the pharmaceutical and biotechnology industries. On March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

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

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.1 million and $3.5 million at September 30, 2002 and December 31, 2001, respectively.

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

        Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2001, we had net operating loss carryforwards of approximately $34.0 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2021. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code.

Results of Operations

Three Months Ended September 30, 2002 and September 30, 2001

  Revenues

        Total revenues increased 4% to $3.7 million for the three months ended September 30, 2002 from $3.6 million for the three months ended September 30, 2001. The increase was primarily related to revenues generated from additional customer and development contracts.

        Unrecognized revenues related to customer and development contracts (backlog) as of September 30, 2002 totaled $26.4 million.

  Cost of Revenues

        Cost of revenues include customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended September 30, 2002 was $1.8 million a decrease of $55,000 or 3% compared to $1.8 million for the three months ended September 30, 2001. We have been able to service an increasing revenue base while keeping cost of revenues relatively constant as a result of cost control initiatives.

  Gross Profit

        Our gross profit margin increased from 49% for the three months ended September 30, 2001, to 52% for the three months ended September 30, 2002. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base, as well as the results of our cost control initiatives.

  Research and Development

        Research and development costs include technology and product development costs. Research and development costs for the three months ended September 30, 2002 were $656,000, a decrease of $194,000 or approximately 23%, compared to $850,000 for the three months ended September 30, 2001. This decrease is primarily due to lowering costs as certain development projects near completion.

        As a percentage of revenue, research and development costs were 18% for the three months ended September 30, 2002 as compared to 24% for the three months ended September 30, 2001. As we continue to invest in research and development, we expect these costs will increase as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended September 30, 2002 were $2.1 million, a decrease of $480,000, or 19% compared to $2.6 million for the three months ended September 30, 2001. The decrease was primarily related to a reduction in marketing and other administrative expenditures in 2002 as part of the company's efforts of reducing costs.

        As a percentage of revenues, selling, general, and administrative expenses were 56% for the three months ended September 30, 2002 as compared to 72% for the three months ended September 30, 2001. We expect the percentage of selling, general and administrative costs to increase as a percentage of revenues in the future as we invest in new sales and marketing initiatives in order to promote growth in revenues.

  Stock-Based Compensation

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $1.2 million at September 30, 2002. We expect to amortize this amount over the remaining one to four year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $262,000 and $316,000 of this expense during the three months ended September 30, 2002 and 2001, respectively.

  Interest Income and Expense

        Net interest income for the three months ended September 30, 2002 was $98,000, a decrease of $126,000, compared to $224,000 for the three months ended September 30, 2001. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

Nine Months Ended September 30, 2002 and September 30, 2001

  Revenues

        Total revenues increased 15% to $10.5 million for the nine months ended September 30, 2002 from $9.1 million for the nine months ended September 30, 2001. The increase was primarily related to revenues generated from additional customer and development contracts.

        Unrecognized revenues related to customer and development contracts (backlog) as of September 30, 2002 totaled $26.4 million.

  Cost of Revenues

        Cost of revenues includes customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the nine months ended September 30, 2002 was $5.2 million an increase of $61,000 or 1%, compared to $5.1 million for the nine months ended September 30, 2001. We have been able to service an increasing revenue base while keeping cost of revenues relatively constant as a result of a partially fixed cost base as well as cost control initiatives.

  Gross Profit

        Our gross profit margin increased from 44% for the nine months ended September 30, 2001, to 51% for the nine months ended September 30, 2002. The increase in gross profit margin is primarily due to increased revenues spread over a partially fixed cost base, as well as the results of our cost control initiatives.

  Research and Development

        Research and development costs include technology and product development costs. Research and development costs for the nine months ended September 30, 2002 were $2.0 million, a decrease of $1.2 million or approximately 37%, compared to $3.2 million for the nine months ended September 30, 2001. This decrease is primarily due to lowering costs as certain development projects were completed.

        As a percentage of revenue, research and development costs were 19% for the nine months ended September 30, 2002 as compared to 35% for the nine months ended September 30, 2001. As we continue to invest in research and development, we expect these costs will increase as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $6.9 million, a decrease of $2.0 million, or 22% compared to $8.9 million for the nine months ended September 30, 2001. The decrease was primarily related to a planned reduction in marketing and other administrative expenditures in 2002 as part of the company's efforts of reducing costs.

        As a percentage of revenues, selling, general, and administrative expenses were 65% for the nine months ended September 30, 2002 as compared to 97% for the nine months ended September 30, 2001. We expect the percentage of selling, general and administrative costs to increase as a percentage of revenues in the future as we invest in new sales and marketing initiatives in order to promote growth in revenues.

  Stock-Based Compensation

        We granted certain stock options to our officers and employees with exercise prices deemed to be below the fair market value of the underlying stock. The remaining cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $1.2 million at September 30, 2002. We expect to amortize this amount over the remaining one to four year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $789,000 and $947,000 of this expense during the nine months ended September 30, 2002 and 2001, respectively.

  Interest Income and Expense

        Net interest income for the nine months ended September30, 2002 was $260,000, a decrease of $563,000, compared to $823,000 for the nine months ended September 30, 2001. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

  Liquidity and Capital Resources—September 30, 2002

        Since inception, we have financed our operations and funded our capital expenditures through the public offering and private sale of equity securities, supplemented by private debt and equipment leases. We believe that current capital resources will be sufficient to fund anticipated capital expenditures and working capital requirements for at least the next 12 months. As of September 30, 2002, we had $18.3 million in cash and cash equivalents and short-term investments and working capital of $15.2 million.

        Net cash used in operating activities was $2.1 million for the nine months ended September 30, 2002 and $6.0 million for the nine months ended September 30, 2001. For those periods, net cash used in operating activities was primarily to fund losses from operations offset by changes in current assets and liabilities.

        Net cash provided by investing activities was $6.3 million for the nine months ended September 30, 2002 and consisted primarily of the net proceeds from the redemption of short-term investments offset with purchases of property and equipment. Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2001 and consisted primarily of the net purchases of short-term investments offset with funding of an acquisition and purchases of property and equipment.

        Net cash provided by financing activities was $309,000 for the nine months ended September 30, 2002 and consisted of proceeds from notes payable and the exercise of common stock options net of payments on capital lease obligations and notes payable. Net cash used in financing activities consisted of $101,000 for nine months ended September 30, 2001, and consisted of payments on capital lease obligations net of proceeds from a note payable and the exercise of common stock options.

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

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our cash equivalents, short-term investments and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of September 30, 2002 all of our short-term investments mature within 5 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 4. CONTROLS AND PROCEDURES

a.
Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chairman and Chief Executive Officer

  along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in our periodic SEC filings.

b.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

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

        The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. We filed a motion to dismiss the consolidated complaint on August 7, 2002. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning our competitors, two of our prospective products and our contract with the California HealthCare Foundation. The actions seek compensatory and other damages, and costs and expenses associated with litigation.

        We are not involved in any other legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  USE OF PROCEEDS

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of September 30, 2002, we have used approximately $26.1 million of the net proceeds from our initial public offering of which approximately $15.8 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.4 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.,

        None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

      See Exhibit Index

  (b)
  Reports on Form 8-K

      July 18, 2002 to report Changes in Registrant's Certifying Accountant under Item 4 of Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARESCIENCE, INC.
Date: November 7, 2002	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer
Date: November 7, 2002	By:
/s/ STEVEN BELL Steven Bell, Chief Financial Officer and Treasurer

Sarbanes-Oxley Section 302(a) Certification

I, David J. Brailer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of CareScience, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Steven Bell, certify that:

7.
I have reviewed this quarterly report on Form 10-Q of CareScience, Inc.;

8.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 7, 2002	By:	/s/ STEVEN BELL Steven Bell Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Sarbanes-Oxley Section 302(a) Certification
Sarbanes-Oxley Section 302(a) Certification
EXHIBIT INDEX