Form 10-K
period 2002-12-31
CARESCIENCE INC
filed 2003-03-28
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002,

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

        Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers purstuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the closing price for the Common Stock on the NASDAQ National Market on June 28, 2002 was approximately $5,351,190. As of March 24, 2003, 13,291,461 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K where indicated.

PART I

ITEM 1. BUSINESS

Overview

        CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. As a company specializing in clinical knowledge, we supply the people and technology to facilitate the delivery of quality care throughout the health care system. For over 10 years, we have helped hospitals and health systems improve their performance and prevent complications and deaths by employing a systematic business approach to quality. We call this approach "care management." The primary goals of care management are to deliver patient care in the correct setting and to have patients receive "error-free" access to the best treatment choices.

        Our mission is to make quality the way of life in health care by providing innovative care management solutions to the health care industry. We help hospitals and health systems improve quality by building organizational support for change, addressing underlying barriers to improved clinical performance, and by expanding the role of care management. We work with health care providers and health systems to manage clinical processes surrounding the point of care so that fundamental reductions can be achieved in operating costs, clinical inefficiencies and medical errors. We collect, share, store and analyze clinical data generated by widely used health information systems and provide the care management services and staffing required to drive the realization of underlying clinical performance opportunities. We enable customers to apply their clinical data to enhance patient safety and to the management of care, including quality monitoring, performance improvement, credentialing, profiling, error tracking, case management and evidence based medicine. We also provide consulting services to health care providers that support strategic planning and clinical operations.

        We also have provided limited technology and services to the pharmaceutical and biotechnology industry. Our offerings have included data analysis, consulting services and customized research and strategic development support. These services are now being refocused to leverage our expertise in care management and data analysis.

        Over the past decade, we have pioneered and commercialized several clinical information technologies. We developed one of the nation's first online quality measurement and management tools, commercialized one of the first clinically based outcome risk assessment algorithms, became established as one of the first health care application service providers, and, most recently, developed the first peer-to-peer clinical data sharing technology.

        CareScience was incorporated in 1992. In 1993, we exclusively licensed the intellectual property underlying our core analytic technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial solution based on this proprietary technology through our Care Management System™. In 1999, we initiated development of the Care Data Exchange,®(1) in October 2000, we licensed the core clinical data exchange technology from the California HealthCare Foundation and on March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

        Our executive offices are located at 3600 Market Street, Philadelphia, Pennsylvania 19104 and our telephone number is (215) 387-9401. We maintain an Internet website at www.carescience.com.

(1)
Care Data Exchange is a registered servicemark of the California HealthCare Foundation.

Industry Background

Health Care Market and Information Technology Sub-Sector

        Health care is the largest single sector in the United States economy. According to the Centers for Medicare and Medicaid Services, or CMS, annual health care spending in the United States grew 8.7% to $1.4 trillion in 2001, an accelerating growth rate that resulted in health care accounting for 14.1% of the country's gross domestic product. The 2001 increase follows growth of 7.4% in 2000 and 6.1% in 1999 and marks the fifth consecutive year of increased spending on health care. CMS projects national health care expenditures will increase to $2.4 trillion by 2008, a compounded annual growth rate of greater than 8.0%.

        The health care information technology market is one of the strongest sub-sectors of the overall information technology market, in part driven by the increased focus on quality care. The health care information technology market is estimated to have grown 2.5% to $17.6 billion in 2002 according to International Data Corporation. In 2003, spending on health care information technology is projected to increase by 9.0%, resulting in a projected $19.2 billion in spending in 2003.

Clinical Costs are Large and Growing

        Medical costs have continued to increase at rates far greater than baseline inflation in the economy despite efforts to change administrative and financial processes, reduce systems costs, and adopt certain clinical information interventions such as computerized physician order entry systems. Even if successful, most of these efforts do not address many of the issues that cause complications, inappropriate treatments, duplicative tests and other forms of waste and inefficiency. The costs associated with waste and inefficiency comprise a large portion of spending in the health care industry. As inefficiencies within the health care system continue to consume enormous resources and pose medical risks to consumers, many constituents within the health care industry are seeking results—through cost-effective solutions, including services, information and tools to improve the quality and efficiency of care delivery.

Concerns about Clinical Quality and Medical Errors Remain High

        The delivery of clinical care usually involves complex procedures, multiple treatments and subjective judgments. Even appropriate clinical decisions are often difficult to implement and analyze because of uncontrolled operational systems. Health care organizations have been seeking to gain control of and measure clinical processes to increase accountability and efficiency and to improve care.

        Quality problems within the health care industry have received increased attention over the past few years because of advances in the ability to measure medical errors and complications and increasing concern about clinical care among policy-makers and the public. In addition to being the eighth-leading cause of death in the United States according to the Institute of Medicine's 1999 report "To Err is Human," medical errors add substantial costs to and drive consumer dissatisfaction with the delivery of care. More recently, the Institute of Medicine's 2001 report "Crossing the Quality Chasm: A New Health System for the 21st Century" called for widespread adoption of technology and managerial methods focused upon process improvement, to substantially reduce the occurrence of medical errors and complications. In addition to the efforts being put forward by the Institute of Medicine, the Leapfrog Group, an employer consortium, has been pressuring hospitals and health systems to improve quality by implementing improved information technology and better care processes. Further, the Patient Safety Improvement Act was recently passed by the United States House of Representatives. Among other things, the Act calls for the adoption of voluntary national standards to promote the interoperability of clinical information systems and provides for a grant program to facilitate the adoption of information technology in health care.

        Despite this increasing focus on quality of care in the United States, there remains a gap in the definition and pursuit of quality in the health care environment. Since hospitals use disparate systems to track information from a single patient, including lab systems, radiology systems, surgery systems, and other systems, the integration of data into a usable form is a significant challenge for health care providers as they respond to these outside pressures.

        Medical errors and complications result in unnecessary events including emergency room visits, hospitalizations, specialist referrals and laboratory studies, all of which are used to evaluate complications and manage the consequences they create. We believe that many of the current efforts to reduce administrative waste and improve financial performance do not address the core processes that result in clinical inefficiencies and errors. Health care delivery systems, physicians, health plans, the government and employers are seeking information regarding clinical quality and medical errors as well as tools to enhance clinical efficiency.

Technological and Data Fragmentation Leads to Inefficient Use of Clinical Data

        In order to efficiently deliver care, information must flow within and between health care constituents. For example, in order to diagnose and treat a patient properly, physicians need access to clinical information such as medical history data, laboratory results, x-rays and prescriptions from various hospitals, laboratories and other providers. Health care constituents have not historically coordinated their information technology investments due to the high cost, the number of different constituents, the lack of common technical, data and vocabulary standards, the complexity of health care encounters and lingering concerns over confidentiality and related implications of the Health Insurance Portability and Accountability Act of 1996.

        This failure to coordinate information has resulted in the current technology infrastructure in health care remaining captive to numerous incompatible and proprietary systems, including mainframe and client/server systems that store information in isolated databases using non-standardized formats. Thus, providers must typically request information by phone, fax and/or patient survey and those requests may be delayed due to disparate paper-based systems maintained by many constituents. Furthermore, the lack of timely access to accurate clinical information, particularly in an urgent-care situation, may lead to poor clinical outcomes and excess costs in various ways including inaccurate diagnoses, redundant test, therapies and admissions and an increased risk for medical errors or clinical complications. As a result of this geographic, organizational and technological fragmentation, current information exchange is often incomplete or redundant, thus creating the need for a comprehensive technology solution.

        In addition to this technological fragmentation, much of the clinical information important to understanding patterns of care and overall clinical and economic performance remains isolated in separate databases (e.g., laboratory, pharmacy, etc.). Traditional processes focused upon individual case review supplemented with chart abstracts to collect information are too labor-intensive and otherwise costly to apply broadly and therefore are not reliable for measuring and monitoring clinical or economic performance trends within or across organizations. Moreover, both the volume and underlying complexity of this data make it difficult to utilize beneficially in the absence of advanced methods and techniques for data standardization, normalization and analysis.

The CareScience Solution

        We offer the people and the technology required to make quality a reliable result of health care operations. Our solution focuses on care management because we believe that it is fundamental to delivering improved quality. We work with our clients to gain executive support, physician involvement, business planning, change management and results accountability. We do this by offering specialized technology and expert people who work closely with our clients to drive organizational change and return on investment.

Our People

        We offer specialized experts in care improvement, data analysis, quality procedures and technology management that supplement our client's in-house expertise. Our support ranges from consulting and education, to staffing or complete outsourcing of organization-wide care management functions. Our clinician-led team of executives has expertise in patient throughput, medical evidence, patient safety and documentation. We also employ clinicians and consultants who have highly specialized knowledge in clinical processes, business accountability, and statistical analysis. We work with our clients in the following ways:

  •
  Consulting: Engagements of episodic projects that enable customers to fill short-term gaps, or handle complex change management or analysis challenges. Our consultants have a broad range of skills that can support many clinical improvement or data analysis projects.

  •
  Staffing: Long-term staffing or management of an overall performance improvement program to facilitate the completion of strategic organizational goals. Our staffing helps clients create an integrated care management infrastructure with a results-oriented clinical leadership culture.

  •
  Care Management Strategic Sourcing: A unique partnership opportunity that allows a hospital or health system to strategically source the operation of its entire care management and quality function to us. The partnership includes a complete set of on-site staff, management leadership, specialized technologies and data management and analytic capabilities.

Our Technology

        Our main product offering, the Care Management System is an Internet-based suite of tools that help to automate information flow and analysis throughout the care process. Our technology currently offers robust analytical techniques on risk-adjusted data for performance improvement measurement and monitoring and the ability to exchange real-time clinical information within and across organizations, and it is expected to offer in the future:

  •
  up-to-the-minute care monitoring and real-time management of key events in the care process;

  •
  customizable workflow that allows users to share important information on patients and patient populations; and

  •
  intelligently generated alerts and reminders that are based on evidence-based medicine and clinical knowledge.

        Our range of Internet-based tools that support effective care management help health care professionals to:

        Access Comprehensive Patient Data More Efficiently.    Our technologies provide information to influence diagnostic and treatment decisions by enabling secure information sharing among authorized health care constituents. We believe that health care providers who can access clinical information immediately and securely at the point of care will become the standard-bearers of informed care. Since much information is not currently available at the point of care, we have developed and are refining an Internet-based peer-to-peer technology that allows health care organizations to share patient information across locations—allowing providers direct access to patient data when and where it is most needed—at the point of care. This peer-to-peer technology provides secure, real-time Internet access to clinical results, patient demographics, medical records and other critical data from the original source.

        Analyze Comprehensive Patient Data More Effectively.    Our proprietary analytic methodologies were developed at the University of Pennsylvania School of Medicine and The Wharton School. Our algorithms allow us to normalize clinical information across many different parameters using sophisticated statistical analysis to provide an online evaluation of clinical performance. Unlike benchmarking, which simply compares performance to designed protocols or averages of broad populations across a limited number of criteria, our algorithms help users understand the underlying basis for their clinical performance. For example, when a patient experiences a clinical complication, we can help determine the likelihood that the complication was attributable to the patient's condition rather than the physician's decisions or the hospital's operations, and for any of these, help identify which specific treatment patterns may have contributed to the complication so that care processes can be targeted for evaluation or change.

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

        Drive Clinical and Economic Return on Investment.    Our implementation, support and consulting services seek to ensure that organizations realize the clinical and economic opportunities that our care management technologies identify. For clients that require greater assistance with the design, implementation or execution of effective care management strategies, we offer customized consulting services, full-time staffing or complete care management outsourcing.

Our Value Proposition

        Our solution helps clients prevent and solve real-world clinical problems. Specifically, we help clients:

  •
  improve patient throughput;

  •
  reduce complications and medical errors;

  •
  improve compliance with evidence-based medicine; and

  •
  improve documentation and information handling.

        Improving Patient Throughput: Helping Hospitals with Patient Flow Congestion.    Our tools and services help get patients in the right place for their treatment, track placement-related quality or efficiency problems, identify treatment delays and avoid capacity constraints and other problems that result in throughput inefficiencies. As many of the nation's hospitals face significant capacity constraints that impede proper patient care and block revenue growth, the focus on enhancing patient throughput has gained increasing attention. Hospitals and health systems also face daily challenges with patient flow congestion that result from inefficient patient placement. This may cause them to have difficulty moving patients out of the intensive care unit to a step-down or general bed or to divert emergency room patients to other hospitals because there are no available beds in the event a hospital admission would be required. This may further extend length of stay and produce poorer patient outcomes, higher costs and lower revenue. We work with clients to help improve patient throughput by:

  •
  facilitating placement of patients in the correct site of care, and in the correct level of care;

  •
  identifying patterns of critical capacity constraints; and

  •
  identifying critical resource constraints (e.g., bottlenecks).

        Reducing Complications and Medical Errors:    Identifying Opportunities for Improvement and Care Process Breakdowns. Our tools and services help identify high-risk patients, detect medical and surgical complications of care, link complication problems to underlying care processes and provide risk-adjusted comparative performance information for regulatory reporting and clinical performance improvement efforts. Because the typical complication adds thousands of dollars to the cost of care, drives quality problems and reduces patient and clinician satisfaction, we believe that reducing complications and process errors can produce significant improvements in organizational performance. Widespread focus on medical errors by the Institute of Medicine and other organizations has only increased the attention surrounding this area. We work with clients to reduce medical errors and complications by:

  •
  identifying when medical and surgical complications occur;

  •
  monitoring professional competence and volume of treatments provided by physicians and facilities;

  •
  providing risk-adjusted comparative, physician performance information for regulatory reporting and credentialing; and

  •
  enabling physicians to access and compare their pattern of care to others.

        Improving Compliance with Evidence-based Medicine.    Our tools and services help our clients improve their compliance with evidence-based medicine by identifying compliant and non-compliant care patterns and tracking the resulting outcomes for each, by reporting on required evidence-based clinical events to regulatory agencies and by tracking changes in those patterns over time. Although we have not developed and do not intend to develop the evidence-based rules ourselves, we expect to develop a flexible environment where evidence-based treatment rules can be housed and alerts or indicators can be triggered based upon those rules. Many hospitals and health systems have set guidelines and treatment protocols for care but are unable to get their clinical staff to adopt and comply with their identified best practices. These failures result in unnecessary treatment variations and a lack of standardized care processes that contribute to poor patient outcomes. We work with clients to help develop strategies and tactics to improve compliance with evidence-based medicine by:

  •
  identifying compliant and non-compliant treatment patterns and the resulting outcomes for each; and

  •
  providing comprehensive patient data through cross-enterprise results reporting so that duplicative orders, redundant tests, and unnecessary treatments are reduced.

We also expect to support these efforts by:

  •
  providing a flexible structure to support third-party (including client) developed treatment rules that we intend to trigger alerts and other actions in new releases of the product; and

  •
  using pre-programmed and customized alerts and reminders that we intend to inform clinicians and care managers of the absence of an accepted, evidence-based treatment.

        Improving Documentation and Information Handling: Helping Clinicians Get Timely Access to Clinical Information at the Point of Care.    We are developing our tools and services to help our clients improve information access and documentation by integrating both internal and cross-enterprise clinical information in a common manner. In so doing, our solutions reduce the need for manual data collection and for manual tracking of clinical events. Further, because our solutions are vendor neutral and operate over the Internet, we enable our customers to realize substantial incremental value from their historical investment in legacy information systems.

        Historically, a heavy reliance on paper-based medical records, enterprise-wide legacy systems that do not integrate with one another, and competitive business arrangements have prevented hospitals and health systems from sharing patient data at the point of care. This type of patient data fragmentation contributes to medical errors, redundant testing, and inadequate care. We work with our clients to improve documentation and information handling by:

  •
  facilitating real-time management of patient records, lab results, pharmacy data, admission, discharge and transfer information, and hospital-based ambulatory care reports;

  •
  reducing the likelihood of data transfer errors due to better integration with standard practices;

  •
  providing access to a wider and more complete range of data for clinical analysis and data sharing;

  •
  enabling organizations to track their clinical performance; including near-term tracking of quality performance;

  •
  improving patient consent compliance by employing an audit trail that logs transactions between providers who have viewed patient records; and

  •
  supporting regulatory efforts such as core measures data collection and reporting.

        In addition, all of these value propositions provide an insight and understanding of clinical processes that enable direct insight into the role, use and clinical and economic benefits of drug use within the clinical process. Those insights are made available to our pharmaceutical customers through our data analysis and consulting services.

Our Strategy

        Our mission is to make quality a way of life in health care. We will attempt to accomplish that mission by leading the industry in care management technology, services, and partnerships and by enabling our clients to manage the complete care management process, from the individual patient to entire patient populations. In so doing, our objective is to become the leading provider of care management solutions to facilitate improvements in health care quality and efficiency. The primary components of our strategy include:

        Provide a Care Management Solution that Drives Substantial Return on Investment for Clients.    Our primary focus is to effectively support the care management efforts of our clients with a complete solution offering—the technology, services and staff required to realize significant returns on investment from core care management functions. We believe that there is a strong business case for quality in that perceived quality of care drives both payer preference and consumer loyalty. In addition, there is evidence that improved quality of care lowers costs and enhances revenue. For too long, quality improvement efforts have been divorced from the strategic needs and goals of the organization. By linking these together, and by taking accountability for the technology, services staff, or all three, we provide a solution that is directly relevant to the strategic goals of our client organizations and that is directly tied to return on investment. It is that return on investment that determines our success and the success of our clients.

        Develop New Solutions Based on Our Proprietary Knowledge and Data Assets.    We have developed a substantial and rapidly growing proprietary online data asset encompassing millions of care encounters. We maintain proprietary, rigorously validated clinical algorithms. Our data and knowledge bases are differentiated because of our methods, the level of clinical detail and our linkage to ongoing relationships with active customers. We are leveraging our proprietary database to develop and introduce other Internet-based solutions. For example, in the spring of 2002, we introduced our National Comparatives database that enables users to compare their detailed patterns of treatment and resulting outcomes to those of other client organizations. Currently, we are developing the second generation of our Care Management System that we expect to take advantage of real-time client data feeds and provide workflow linkages between care managers, quality managers, clinicians and executives.

        Leverage our Technology Platform.    Our solutions benefit from a common technology platform, including the architecture, data structures, analytic processing tools, clinical algorithms and telecommunication protocols. Additionally, our solutions frequently integrate with a variety of other vendors' products or enable direct interactions among those products. By serving as a centralized application service provider, we believe that our solution provides significant value to our customers. Furthermore, since our solutions are technologically intensive and connect disparate industry segments, customers cannot replicate our solutions without incurring substantial costs.

        Pursue Targeted Strategic Relationships.    We intend to pursue strategic relationships that could expand our care management service offerings to customers or bolster our distribution channels. As organizations begin to better understand that core care management functions encompass a broader range of activities, including regulatory reporting, credentialing, performance improvement, throughput management, case management and loss prevention, we believe that targeted relationships with other care management specialty providers will be beneficial as they help to expand our ability to offer a more comprehensive solution without the need to develop each and every component internally.

        In executing those components of our strategy, we attempt to leverage our organizational assets to:

        Gain clinician buy-in.    Health systems have trouble translating potential quality improvement opportunities into real changes in the care delivery process because they lack physician engagement and involvement. We believe successful care management is led by clinicians because they are the best positioned to analyze and apply clinical and financial information to their decisions. Our analytic methods and technologies support and streamline clinical operations:

  •
  our proven analytic techniques have been published in clinically relevant peer-reviewed literature;

  •
  our risk-assessment and complication-identification methodologies help drive clinical predictions that are considered important predictors of patient outcomes;

  •
  our clinical vocabulary is standardized so that treatments can be tracked and compared; and

  •
  we employ clinician executives and clinical consultants that help drive organizational support of quality improvement efforts at the executive and physician executive level.

        Establish a proven track record.    We have been in business for over 10 years and have become a trusted provider of care management solutions to the health systems sector. Our track record is evidenced by the following:

  •
  over 160 hospital facilities currently use our technology and/or services;

  •
  since inception, we have performed several hundred consulting projects; and

  •
  since inception, our customer renewal rate has been greater than 90% across all hospital and health system customers.

        Employ advanced technologies.    Our technology is designed by clinicians and executives who have real world, clinical operations expertise. We offer customizable data integration and analysis tools, and expect to offer workflow communication tools to help customers manage the entire care management process. Our technology embeds our unique knowledge of research methodologies and clinical operations expertise. We offer:

  •
  risk assessment methodologies developed at the University of Pennsylvania's School of Medicine and the Wharton School of Business that overcome biases inherent in traditional categorical severity methods;

  •
  complication identification methodologies that can distinguish between newly occurring complications and pre-existing conditions and identify when complications occur unexpectedly, giving clients the ability to target and prevent costly, systemic errors;

  •
  throughput algorithms that help customers develop customized patient placement maps;

  •
  vocabulary standardization that is based on the widely accepted Unified Medical Language System maintained by the National Library of Medicine and promotes more accurate performance comparisons by mapping facility-specific terms to standardized clinical vocabulary for easier analyses; and

  •
  controlled data access and data sharing across enterprise organizations that offer data owners the ability to restrict and control data access using a peer-to-peer data sharing protocol.

        Remain cost effective.    There is a great deal of interest in how technology can address the challenges that hospitals and health care systems face. However, many technologies require enormous capital and operating investments in order to succeed. Our solutions are designed to leverage existing information system investments so they can be used more effectively.

  •
  As an application service provider, we offer our clients cost-effective access to hosted data, data processing, analysis methods and browser-based interfaces.

  •
  We offer a cheaper and more cost effective way to share patient information across enterprise organizations via peer-to-peer networking which requires no central infrastructure.

  •
  We have been able to secure unique partnerships with philanthropies and academic institutions to lower our development costs.

        Align ourselves with our customers' needs.    In addition to supplying technology, we also work closely with our clients to define mutually agreed upon strategic goals and metrics. These jointly established incentives and metrics foster an active partnership with our clients and tie our own success with that of our clients. We offer:

  •
  on-site staffing and outsourcing that enable us to work side-by-side with our clients to achieve mutually agreed upon goals;

  •
  at-risk contracting to align a portion of our payment with client success metrics;

  •
  ongoing education and training so that our customers are involved in the latest care management techniques; and

  •
  long-term partnerships with our pharmaceutical clients and offer hospitals and health systems partnering opportunities with pharmaceutical companies to help accelerate improvements in their patient outcomes.

Health Care Provider Services and Solutions

        We provide an integrated suite of Internet-based solutions designed to access, analyze and apply clinical information to improve the processes surrounding the point of care. Our customers use these solutions to improve the quality and delivery of clinical care. To date, we have deployed solutions for both health care providers and for pharmaceutical and biotechnology companies. For health care providers, we currently offer our Care Management System, Care Data Exchange, consulting services, staffing and care management outsourcing.

        An overview of our health care provider solution offerings and their future direction can be seen below:

  Care Management System

        Our Care Management System applies cutting-edge analysis methods to clinical data in order to help health care provider organizations improve their clinical performance by allowing users to:

  •
  improve patient throughput;

  •
  reduce medical errors and complications;

  •
  improve compliance with evidence-based medicine; and

  •
  improve documentation and information handling.

        The Care Management System helps health care provider organizations take advantage of the vast data resources that often remain trapped or underused within organizations. The Care Management System's Internet-based interface is intended to enable medical officers, clinical analysts, physicians and health care professionals to perform their jobs more effectively.

        We typically sell the Care Management System pursuant to three- to five-year contracts. Contract pricing is based upon a per-encounter basis with services, staffing or outsourcing priced on an as configured basis. Customers typically have unlimited access to data and are supported by an array of telephone and email help, data validation and management, training classes and ad-hoc services.

  Key Product Benefits

        The key benefits of the Care Management System are its robust analytical techniques. Specifically, the Care Management System uses proven risk assessment techniques on retrospective data for performance improvement. Our risk-assessment methodologies overcome intrinsic limitations and biases inherent in categorical severity methods. These methods were developed at the University of Pennsylvania via collaboration between the School of Medicine and the Wharton School of Business. The Care Management System is one of the only available products that can distinguish between newly occurring complications and pre-existing or comorbid conditions across a broad range of medical and surgical diagnoses and identifies when complications occur unexpectedly, giving clients the ability to target and prevent costly, systemic errors.

  Current Features

        Features of the Care Management System include:

        Query Ad Hoc Reporting—A tool is embedded into the Care Management System that allows users to generate customizable clinical and business reports that probe virtually any element in the database using a set of common-language terms. It supplies drill-down, interactive reporting for a faster response to clinical analyses and more insightful clinical inquiry.

        National Comparatives—A module is offered within the Care Management System that allows users to compare their clinical and financial outcomes and resource patterns against national norms. The module offers a quick and simple method to assess a client's resource utilization and practice patterns, and provides users with a national, patient data sample to use as a benchmark for outcomes and resource comparison.

        Select Practice™—As a built-in feature of the Care Management System, the Select Practice function allows users to view outcome reports based on comparisons to the performance of a select group of hospitals with excellent outcomes for both clinical outcomes (mortality, complication frequency and complication morbidity) and length of stay measures. For each disease grouping, hospitals are ranked for quality and efficiency separately. To be classified "Select Practice" for a given disease area, a facility must be ranked in the top two quintiles of both rankings, resulting in approximately 16% of facilities nationwide achieving Select Practice for each separate disease area.

        Core Measures Reporting Solution—The Core Measures Reporting Solutions is a data abstraction, processing, and reporting solution that allows hospitals to comply with the Core Measure reporting requirements of the Joint Commission on Accreditation of Healthcare Organizations. Core Measures reporting offers clients a flexible data extraction platform, immediate access to data, and rigorous data validation through an online validation data management tool. The reporting tool offers greater flexibility for data abstraction and submission of core measure indicators by offering both flat file and real-time Web-based submission of data. Data can be submitted from anywhere in the hospital using a secure Internet connection. This reporting solution also provides customized reporting via an ad hoc query tool.

  Future Enhancements

        We are currently developing enhancements to the Care Management System that we expect to provide the following future benefits:

        Real-time or Batch Access to Clinical Data:    We are developing real-time clinical data access in order to monitor patient events and/or interventions as they occur.

        User-specific Portals:    We currently offer tools specialized for use by quality managers for population analyses, and clinicians and consumers for clinical data access via the Care Data Exchange.

We are in the process of beginning to integrate these functions together and expect that over time, the Care Management System will offer five specialized user portals with customizable functionality for efficient and effective communication supported by institution-specific workflow. The system is intended to meet the needs of disparate users within a health care organization by making cross-departmental data available to help streamline and coordinate the entire care management process so that patients receive the highest quality of care.

        Embedded Clinical Knowledge and Best Practice Identification:    Future enhancements are expected to provide alerts and reminders that incorporate support for evidence-based protocols and best practices as defined in the literature or through other sources that clients deem to be appropriate for their care delivery processes. Currently, the Care Management System provides analytic tools to help clients define their own facility-specific best practices and compare them to a large national sample.

        Patient-Centric Clinical Results Delivery:    Future enhancements are expected to offer a truly patient-centric view of clinical results from multiple sources using a peer-to-peer network data-sharing model. A patient's clinical results will be able to be extracted from multiple information systems within the enterprise.

  Care Data Exchange

        The Care Data Exchange is a regional clinical data-sharing solution that is designed to provide a patient-centric view of clinical information from multiple, disparate data sources using a peer-to-peer data-sharing model. The Care Data Exchange securely indexes, locates, and provides access to clinical data from original source systems across enterprise boundaries.

  Key Product Benefits

        The key benefits of the Care Data Exchange are:

        Automation of the Sharing of Patient Information:    It automates the sharing of patient data without building a costly centralized data repository.

        Regional or Cross-Enterprise Data Sharing:    It offers a lower cost solution to enterprise and cross-enterprise/regional data sharing.

        Comprehensive View of Patient Data:    It brings the full patient experience to the point of care, providing a patient-centric view of clinical results from multiple data sources using a network data-sharing model.

        Controlled Data Access:    It provides access to results, but source data remains within the health care organization that stewards it.

        Inexpensive/Low Cost Availability:    It uses public Internet connectivity and peer-to-peer architecture/file-sharing to access results and offers a low cost alternative to software integration.

        Health Insurance Portability and Accountability Act of 1996 Enabler:    It supports policies and procedures for setting up cross-enterprise data-sharing contracts that are compliant with the rules and regulations promulgated under the Health Insurance Portability and Accountability Act of 1996.

        The Care Data Exchange gives individual health care organizations the ability to store and manage their own data while making it accessible to all authorized users within a designated network locally, regionally or nationally. This peer-to-peer approach reduces the cost of data sharing while minimizing the competitive issues surrounding data ownership and access privileges. The Care Data Exchange was developed and is currently being deployed in Santa Barbara County, California, a result of a project funded by the California HealthCare Foundation, a non-profit philanthropic organization.

  Consulting for Health Care Providers

        Our consulting services lead and anchor the technology component of our solutions and drive the linkage between strategic goals, care management initiatives, clinical process and return on investment. We are helping health care leaders build customized care management functions and processes to enable the continuous generation of clinical performance change. We do this through customized consulting engagements, long-term dedicated staffing, and recently, through complete departmental business process outsourcing where we provide all staff, technology and management for a fixed fee and an opportunity to earn bonus payments if our clients hit targeted success metrics.

        We approach each client from a multidisciplinary perspective to evaluate that organization's strategic quality plan, establish specific goals, targets and metrics that link care management strategies to that strategic plan, assess data availability and care management tool usage, identify organizational capability gaps in achieving the strategic plan and then setting a step-wise plan for filling those gaps in order to achieve the strategic quality plan. As described above, we support implementation of our Care Management System, with or without the cross-enterprise data sharing capabilities of our Care Data Exchange product, and provide ongoing consulting services as desired by the client.

        We have also provided feasibility assessment services related to community-wide clinical data sharing initiatives in several communities and offer implementation services including business rules, technology assessment and business structure for those initiatives.

Pharmaceutical and Biotechnology Organization Services and Solutions

        In the fall of 2002, due to lack of perceived interest in the pharmaceutical marketplace, we discontinued the active sale of our Lifecycle Decision System™. We may at some point in the future again decide to offer the Lifecycle Decision System for sale; however, there are no plans at this time to do so. In addition, we believe that competitive pressures and consolidation in the pharmaceutical marketplace have reduced the demand for and profitability of pharmacoeconomic consulting services and as a result, we have elected to minimize the remaining pharmaceutical consulting resources and move those resources from pharmacoeconomic consulting to data analysis and other activities consistent with our core care management business.

Customers

        We have entered into long term relationships with over 160 hospitals and health systems and more than 40 pharmaceutical and biotechnology companies. Representative customers for our solutions and services include:

  •
  Ascension Health;
  •
  Bon Secours Hampton Roads Health System;
  •
  MedStar Health;
  •
  Providence Health System;
  •
  Rush System for Health;
  •
  Sansum-Santa Barbara Medical Foundation Clinic;
  •
  Santa Barbara Regional Health Authority;
  •
  Sisters of Mercy Health System; and
  •
  University of Pennsylvania Health System.

        Our operations are conducted in one business segment and sales are primarily made to health care providers. During the years ended December 31, 2001 and 2000, we generated 12% and 20%, respectively, of our revenue from our contract with the California HealthCare Foundation. No other customer comprised 10% or more of our revenues during the last three fiscal years.

        We had one customer as of December 31, 2002 and 2001, respectively, which accounted for 18% and 12%, respectively, of our total accounts receivable.

Technology

        We have developed a technology platform and approach that underlies all of our solutions. The core asset of all of our applications is the clinical data that supports the effective delivery of care. Therefore, the direction of our technological advances is aimed at the efficient organization, handling and delivery of data. The three major areas of our technology infrastructure are:

  •
  data hosting and storage;
  •
  data movement and normalization; and
  •
  data access, analysis and reporting.

  Data Hosting and Storage

        We use large volumes of data in our clinical analysis and applications. Much of this data is supplied by our clients and we transform that data into information that can be applied to improve patient throughput, reduce complications and medical errors, improve compliance with evidence based medicine and improve documentation and information handling. To support those functions, we enable the aggregation of several years of patient records to support querying for both user-defined patient populations and individual cases at a given organization and entire disease classes across a group of hospitals from multiple markets. When we couple this data with the business rules from our client organizations regarding the handling of data, our data processing and storage strategy must be precise yet flexible. Our approach to this challenge has two primary thrusts:

  •
  centralized hosting and storage of data; and
  •
  distributed storage of data in clinical data repositories.

        Our data center is organized for managing and storing terabytes of data entrusted to us from our clients. We maintain separate environments for data storage during processing and production access including a mixture of direct attached storage and storage area networks that allow us to keep data in the most appropriate and cost-effective manner for its particular processing stage. As data move through our processing steps and is transformed toward its end-use, our level of data preservation escalates in terms of the amount of disk and server redundancy used to increase its availability and preservation. Our storage solutions utilize what we believe are best-of breed vendors to achieve configurations that are compliant with common industry standards. Our central hosting environment is scalable to handle growth in data volume as our business environment evolves. We employ a number of security measures to protect data, including protecting against unauthorized discovery, corruption, access disruption, and loss. This data hosting model is employed for the vast majority of our clients, including all of our Care Management System clients, who contract with us to warehouse their data within our hosting facility.

        By contrast, the nature of the business relationships and technology model established in our peer-to-peer Care Data Exchange relationships necessitates more flexibility in the hosting model. We accommodate these unique needs by adding distributed data storage to our offering in addition to our standard centralized storage model. We, therefore, have a standard clinical data repository, which allows us to aggregate data remotely, with an indexing service for performing remote queries. We maintain the required infrastructure by creating a server "appliance" that we provide to organizations to install and use without the need for them to provide material storage configuration and tuning in order to support our applications. These server-appliances contain a scaled version of our Clinical Information Architecture, allowing us to integrate remote data sources into our integrated application suite.

  Data Movement and Normalization

        We have developed a strategy and supporting technologies that enable the acquisition of data from different source systems. This technology, called the Clinical Information Architecture, is a computer-to-computer interface that uses standard Internet protocols, such as HTTPS. The Clinical Information Architecture enables the secure transfer of clinical and administrative data from originating systems to us in both batch and real time modes. The Clinical Information Architecture supports interfacing to a wide variety of systems that can provide updates to the Care Management System and Care Data Exchange.

        The Clinical Information Architecture can collect all required data and can be customized to fit a particular organization's infrastructure needs by being deployed in one of two primary methods:

  •
  Hosted Relay Model—A relay interface installed at a customer's site collects the data directly from an integration engine, or customer source system. It then sends the encrypted information, via the Internet, to our data center. A secure server validates the inbound data, applies any analytic processing or other transformation steps and then adds it to the Care Management System database. This method is typically employed in a streaming data configuration, sending patient data in a transactional manner.
  •
  Secure Transfer Model—A secure staging server, installed in our data center, accepts the transmission of data files in a batch format. This is useful if a batch extract of data is more practical than a message-based interface, either as a supplement or an alternative to real time data transfer.

        The Clinical Information Architecture includes a data management utility, which applies a data validation process to incoming data. As the data is fed through the Clinical Information Architecture, the data management utility checks data for proper format, content errors, and omissions and also reports data related issues, if any, back to the customer. The data management utility also allows the customer to correct data errors using a browser-based interface. In addition, we apply standard vocabularies across clinical organizations to standardize data for comparative and analytic reasons. In Care Data Exchange implementations, patient identities are reconciled in an attempt to eliminate duplication of those different identities for the same person across multiple organizations.

  Data Access, Analysis and Reporting

        Ultimately, clients use our tools to change their care processes, with information supplied via reports, alerts and other means. To that end, we have developed a combination of methods to make information accessible to our customers. Retrospective analytic reports deliver clinical insight for populations of patients to support the hospital quality measurement, monitoring and improvement functions. These reports are accessed using a standard Internet browser. We also integrate an ad-hoc query function that makes use of an industry-leading business-intelligence engine to provide full-client application capabilities against our centrally-hosted data repository. Our ongoing movement to real time data integration is anticipated to enable online analytic processing to be extended beyond these population-based objectives and to enable the support of clinical care directly. We expect these to include alerts incorporating web alarms, email to critical staff, and escalation across multiple user roles to deliver information in time-critical situations. We believe that this integration of multiple user agendas will become an enabler for improved hospital workflow focused around care management.

Strategic Relationships

        We have developed strategic relationships with organizations that supply important inputs into our solutions. We have a long-standing license relationship with the University of Pennsylvania related to our core analytic methods. The University and CareScience management began a relationship in 1987 which has grown over time as several new methods and properties have been added to our portfolio. From time to time, faculty of the University of Pennsylvania have provided informal advice and consultation regarding refinement of our existing methodologies and/or advice regarding potential areas of new development. This informal advice is not material to our results of operations. The University of Pennsylvania Health System is also a non-material customer of CareScience. Also, the University owns less than one percent of our common stock. The University does not have the ability to direct or influence our operations, except as licensor under the license agreement. We are not aware of any agreements among the University and any other parties, such as other shareholders, to influence our management or operations. We have no agreements with the University, informal or formal, other than a non-material customer agreement and the license agreement.

        We entered into our license agreement with the University on July 1, 1993 and amended it effective on April 1, 1995 and May 1, 1997. That agreement expires on March 31, 2025, unless sooner terminated by the University upon our default or sooner terminated by us upon 90 days' notice to the University. Under the license agreement, the University grants a royalty-bearing, worldwide, exclusive license to us for the use of the software code which forms the basis for the proprietary analytic routines which were used to create the Care Management System software, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with our customers. We pay the University royalties for the license in an amount equal to a percentage of fees we receive for allowing others to use or to sublicense the technology. We are obligated to pay the University a minimum level of $75,000 per year in royalties, regardless of the fees we collect, or a higher amount if our fees exceed minimum thresholds. If we fail to pay the minimum level of royalty fees every year, the University has the option to convert our exclusive license to a non-exclusive license. The University retains the right to publish the material we license, although the University must notify us in advance of their intention to publish in order that a filing for intellectual property protection of such material may be made. In the event of such publication, to the extent that intellectual property protection is not available for such material, the University agrees to negotiate with us in good faith as to whether the disclosure can be appropriately modified or withheld, although we do not have a right to prevent any such disclosure. The University has not disclosed any information about the licensed material and, to our knowledge, the University has no plans to do so. Pursuant to the license agreement, we agree to indemnify and hold the University harmless against claims which arise out of the use of the licensed material by us or parties with which we contract.

        We entered into a consulting agreement with California HealthCare Foundation for a term beginning October 1, 1999 that ended September 30, 2002. In October 2002, the term of the consulting agreement was extended for a one year period ending October 1, 2003; however the remaining payments under the consulting agreement are immaterial to the results of our operations. The original work plan included the development and oversight of a local business model for the Internet-based cooperative sharing of clinical health information that may then be replicated in other localities. The Foundation owns all intellectual property rights with respect to the project, subject to a license between us and the Foundation as described below. Either party may terminate the agreement due to the other's breach that is not cured within 45 days after written notice from the non-breaching party.

        We entered into a license agreement with the Foundation on October 2, 2000. That agreement expires on October 2, 2030, unless sooner terminated by the Foundation upon our default or sooner terminated by us upon 90 days' notice to the Foundation. Under the license agreement, the Foundation grants a royalty-bearing, worldwide, exclusive license to us for the use of the software code which forms the basis for the Care Data Exchange, as well as the right to sublicense the software, to create derivative works from the software and to enter into end-user agreements with our customers. We pay the Foundation royalties for the license in an amount equal to a percentage of fees we receive for allowing others to use or to sublicense the technology. We are obligated to pay the Foundation a minimum level of $57,500, $73,750 and $90,000 per year in royalties for the year 2003, 2004 and 2005 and each year after 2005, respectively, regardless of the fees we collect. If we fail to pay the minimum level of royalty fees every year, the Foundation has the option to convert our exclusive license to a non-exclusive license. Pursuant to the license agreement, we agree to indemnify and hold the

Foundation harmless against claims which arise out of the use of the licensed material by us or parties with which we contract.

Marketing and Sales

        We sell our solutions and services through a geographically distributed consulting and sales force. We have positioned ourselves as a leader in the provision of care management solutions to improve the quality and efficiency of health care. We market our solutions and services by:

  •
  providing consulting activities aimed at solving important management problems faced by health system executive including care management design studies and clinical data exchange feasibility analyses;
  •
  developing a consulting and client services staff with strong clinical, management and analytic expertise;
  •
  on a limited basis, customizing data analysis studies for pharmaceutical and biotechnology companies;
  •
  conducting research about clinical decision making and other important methodological frontiers and publishing our research in academic journals;
  •
  securing speaking engagements for our clinical executives and consulting experts at leading industry conferences attended by health industry leaders;
  •
  hosting periodic client conferences to provide clients, industry leaders and other key constituents with an opportunity for focused discussion and education on new trends in care management;
  •
  exhibiting at leading industry conferences and trade shows in the care management and clinical information sectors;
  •
  securing public relations opportunities to promote our clients' success and the success of our solutions; and
  •
  advertising in trade publications aimed at health industry executives, clinicians and technicians.

Product Development

        Over the years, we have focused on changes in the analysis and application of information to support patient care. Our technology is based on research in risk assessment, outcomes measurement, care-process analysis, medical-language processing and data integration and validation at the University of Pennsylvania, beginning in the late 1980s. Researchers have published more than ten scientific manuscripts about the methodologies underlying our solutions and other publications are underway at this time regarding new advances, which we intend to commercialize in the future.

        From this research base, we have commercialized advances in clinical management and information-sharing solutions. We have accomplished this commercialization by nurturing technology transfer-relationships with scientists, from which we can acquire and commercialize new technologies. Our development is coordinated by our research center, which is staffed with our employees and by academic scientists and which can balance the academic needs of scientists with proprietary requirements. Our research center works closely with our engineers to prototype new innovations.

        In addition to the design of our solutions in the laboratory, we refine our solutions in demonstration projects. For example, we tested our Care Management System in a group of health systems, and our consulting services for health care providers in two major health systems before commercialization. We are currently deploying our Care Data Exchange in Santa Barbara, California.

Competition

        Each of our service lines faces different competitors, although we believe that our total solution as a whole has no single competitor. We now have many Internet-based competitors, and Internet-based competition is increasing and many more off-line organizations are adding Internet capabilities. We believe that competition in our industry is based, among other factors, on the performance, utility, price and level of comprehensiveness of solutions and services.

        Care Management System.    Although competition is intense, we do not believe that there is a dominant care-management firm serving the hospital, health system or physician markets. Fundamental changes and growth along with the demand for a new generation of care-management tools opened this market sector in the late 1990s to new entrants. At present, most Care Management System competition arises from clinical information system companies that offer data warehousing or from benchmarking firms. The clinical information system firms with which we compete offer large-scale transactional databases and applications, but their current data warehouses do not generally use risk adjustment methodologies to analyze clinical data on a retrospective basis nor do they have the ability to change the way that health care constituents interact with each other and with physicians or consumers. Although the benchmarking firms with which we compete have moved away from being administratively oriented and now offer some clinical analysis, these firms focus primarily on external comparisons rather than the internal management of care. Although our Care Management System may be offered at a higher price level than some of our competitors, we believe that our solution orientation, our clinical analysis methodologies and our strong service offerings have enabled us to continue to expand our customer base.

        Care Data Exchange.    The Care Data Exchange faces a diverse array of competitors, including consulting firms, technology vendors, and local community and regional data sharing efforts. Most vendors offer a within enterprise results reporting approach rather than allowing customers to obtain data from beyond their organization. Furthermore, most result reporting solutions mandate the use of a centralized database, which requires redundant stores of proprietary data that are costly and difficult to maintain for an enterprise. Centralized databases are also politically problematic for cross-enterprise data sharing initiatives because they require data replication and storage outside the boundaries of the organization that creates the initial data. Additionally, many of these solutions and services are aimed primarily at the flow of claims and financial data, rather than clinical data. Large consulting firms have begun implementing plans for new activities in data sharing. However, their core business model is to focus on application implementation, not data sharing. In addition, these consulting firms tend to have long-standing relationships with large hospital information system vendors that prevent them from being vendor-neutral, and they have not yet been able to fully adapt their value proposition to the Internet. Moreover, several vendors are now offering solutions that are directly competitive with the Care Data Exchange, but none of those vendors has established significant market share.

        Pharmaceutical Consulting Services.    The market for pharmaceutical consulting services is large and fragmented. Competitors range from very small consulting organizations to large contract research organizations, benchmarking firms and other pharmaceutical data suppliers. In addition, many pharmaceutical organizations and some biotechnology firms maintain their own internal consulting staff. Our competitors typically have access to ambulatory care data, but less frequently have access to detailed comprehensive in-patient data. The benchmarking firms that compete with our Care Management System offer the most comparable types of in-patient data. In view of the recent limitation on and refocusing of our pharmaceutical business, we expect to continue to differentiate our limited services based on our analytic and consulting capabilities and our understanding of the clinical processes that the data represent.

Government Regulation

        The collection, storage and transmission of personal information about an individual, especially health care information, is extensively regulated by federal and state governmental authorities in the United States. A variety of federal and state laws protect a person's medical records and information as confidential, including the Health Insurance Portability and Accountability Act of 1996. In addition, several federal and state privacy laws have strict requirements governing the treatment of particularly sensitive health data, such as information regarding an individual's HIV status, mental health, or substance abuse problems. Widespread access to the Internet, and the high speed at which data is transferred over the Internet, make this medium especially vulnerable to breaches of confidentiality.

        As required by the Health Insurance Portability and Accountability Act of 1996, the U.S. Department of Health and Human Services has promulgated final regulations to protect the confidentiality of individually identifiable health information that is stored or transmitted electronically. This information is referred to as "protected health information." The regulations became effective on April 14, 2001 and all affected organizations are required to be compliant by April 14, 2003. The Health Insurance Portability and Accountability Act of 1996 privacy regulation prohibits health care providers, health insurance plans and health care clearinghouses, referred to as "covered entities," from using or disclosing protected health information without the individual's authorization, except as permitted by the proposed regulations. Additionally, the regulation requires a covered entity to protect an individual's medical records from unauthorized disclosure for the life of the individual plus two years after the individual's death.

        The regulation also outlines procedures and policies that covered entities must establish regarding the collection, storage and dissemination of protected health information. Finally, the privacy regulation also governs business associates of a covered entity who receive protected health information from a covered entity.

        We will be subject to the Health Insurance Portability and Accountability Act of 1996 privacy regulation as a business associate of a covered entity. Consequently, our internal policies and procedures will need to meet the requirements of the regulation. Our business relationships with persons who share information with us, and with whom we share information, also will need to meet the requirements of the regulations. Under the final regulation, in many situations our exchange of protected health information will not require a patient's authorization under the regulation. However, even in these situations we must be very careful to safeguard the information against receipt by persons other than the intended recipient. We will need to implement technical safeguards to ensure that information in our systems can only be accessed by authorized persons. We do not expect to significantly modify our solutions and services or business operations or materially increase our expenses in response to currently proposed regulations.

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

Intellectual Property

        We have licensed intellectual property from the University of Pennsylvania and from the California HealthCare Foundation. The intellectual property underlying our online analytic processing software is licensed exclusively to us by the University of Pennsylvania in a 30-year agreement, which include payments by us of royalties or sublicense fees. The intellectual property used in our Care Data Exchange software is licensed exclusively to us by the California HealthCare Foundation in a 30-year agreement, which requires payments by us of royalties or sublicense fees. We consider the core technology we own and license to be fundamental to the success of our operations.

        Excluding externally-funded development contracts, we have spent approximately $3.0 million, $3.9 million and $4.7 million in the years ended December 31, 2002, 2001 and 2000, respectively, on research and development activities.

        We own proprietary software that we have developed and used in our operations which we consider to be trade secrets. In addition, we have filed a patent with the United States Patent and Trademark Office to protect the Care Data Exchange® technology that we license from the California HealthCare Foundation.

Employees

        As of December 31, 2002, we employed 105 people, including 29 in research and development, 12 in sales and marketing, 44 in professional services and 20 in administration.

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

        The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001. These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. We filed a motion to dismiss the consolidated complaint on August 7, 2002 and we are currently awaiting action by the Judge presiding over the case on this motion. These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock. Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning our competitors, two of our prospective products and our contract with the California HealthCare Foundation. The actions seek compensatory and other damages, and costs and expenses associated with litigation. For additional discussion of legal proceedings, see "Risk Factors—Risks Related to Our Common Stock—The outcome of legal proceedings in which we are or may become involved could have an adverse effect on our business, results of operations and profitability."

        We are not involved in any other legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

        Since January 6, 2003, our common stock is quoted on the NASDAQ SmallCap Market under the symbol CARE. Previously, our common stock had been quoted on the NASDAQ National Market under the symbol CARE. As of March 24, 2003, we had approximately 53 holders of record of our common stock. The following table sets forth the range of high and low closing prices of our common stock as reported by the NASDAQ National Market for each period indicated:

	Low	High
2001
First quarter	$0.66	$1.75
Second quarter	0.69	1.95
Third quarter	1.11	1.78
Fourth quarter	0.98	1.42
2002
First quarter	$1.20	$1.68
Second quarter	1.03	1.47
Third quarter	0.91	1.26
Fourth quarter	0.81	1.09

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not anticipate paying any cash dividends in the foreseeable future.

Sales of Unregistered Securities

        We did not sell any unregistered securities during our fiscal year ended December 31, 2002.

Use of Proceeds

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of December 31, 2002, we have used approximately $27.2 million of the net proceeds from our initial public offering of which approximately $15.2 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.6 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure, $888,000 was used for the repayment of indebtedness and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

(in thousands, except per share data)

        The following table sets forth our selected consolidated financial information as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. You should read the data set forth below together with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes in the "Notes to Consolidated Financial Statements" in this Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data(3)(4):
Revenues	$2,608	$4,407	$7,919	$12,632	$13,907
Cost of revenues	1,960	2,686	5,413	6,888	6,932

Gross profit	648	1,721	2,506	5,744	6,975

Operating expenses:
Research and development	1,669	1,480	4,729	3,947	2,963
Selling, general and administrative	3,169	3,989	10,168	11,323	8,876
Goodwill impairment charge	—	—	—	—	1,246

Total operating expenses	4,838	5,469	14,897	15,270	13,085

Operating loss	(4,190)	(3,748)	(12,391)	(9,526)	(6,110)
Interest (income) expense, net	418	(78)	(1,070)	(931)	(328)

Net loss(1)	(4,608)	(3,670)	(11,321)	(8,595)	(5,782)
Preference distribution on preferred stock	—	—	5,717	—	—
Accretion of redemption premium on preferred stock	9	401	254	—	—

Net loss applicable to common shareholders	$(4,617)	$(4,071)	$(17,292)	$(8,595)	$(5,782)

Net loss per common share:
Basic and diluted	$(1.36)	$(1.20)	$(2.12)	$(0.65)	$(0.43)
Weighted average shares outstanding:
Basic and diluted	3,388	3,388	8,150	13,152	13,296
Net loss per common share excluding items noted:
Basic and diluted(2)	$(1.36)	$(1.08)	$(1.39)

	December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,346	$3,382	$29,704	$20,861	$17,166
Working capital	3,845	453	25,465	17,163	14,204
Total assets	6,794	5,350	33,913	26,546	22,392
Deferred revenues	820	2,924	3,036	3,535	4,062
Debt and capital lease obligations, less current portion	570	460	429	200	332
Mandatorily redeemable preferred stock	4,280	4,682	—	—	—
Total shareholders' equity (deficit)	195	(3,644)	27,965	20,877	16,260

(1)
Before accretion of redemption premium and preference distribution on preferred stock.

(2)
Net loss per share figures exclude preference distribution and accretion of redemption premium on preferred stock, which occurred prior to our initial public offering when such preferred stock was converted into common stock.

(3)
The revenues and cost of revenues for the years ended December 31, 1998 through 2001 have been restated under the provisions of EITF 01-14 related to reimbursed out-of-pocket expenses. See Note 2 in the "Notes to Consolidated Financial Statements" in this Form 10-K.

(4)
The cost of revenues, research and development and selling, general and administrative expenses for the years ended December 31, 1999 through 2001 have been reclassified to include the stock-based compensation expenses which were previously reported as a separate expense amount within operating expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with our financial statements and the related notes to the financial statements appearing elsewhere in this Form 10-K. The following includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. We use words such as anticipates, believes, expects, future, and intends, and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. For a description of these risks, see the section entitled "Risk Factors" below.

Overview

        We released our first Internet solutions, Care Management System and Free Benchmarking, in 1996. Since our first release, we have signed over $55 million in multi-year contracts with customers for our solutions and services. In March 1999, we formed our Care Data Exchange line, and entered into a $4.6 million contract with the California HealthCare Foundation to help support the development of the Care Data Exchange technology and business model. In the fall of 1999, we formed our Lifecycle Decision System line.

        In the fall of 2002, due to lack of perceived interest in the pharmaceutical marketplace, we discontinued the active sale of our Lifecycle Decision System. We may at some point in the future again decide to offer for sale the Life Cycle Decision System; however, there are no plans at this time to do so. Our initial consulting contract with the California HealthCare Foundation expired in October 2002. Although we have entered into an extension of our contract with the California HealthCare Foundation, that extension is for significantly less revenue than the initial consulting agreement.

        We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from consulting services and from time to time, development agreements. We sell our solutions individually or as an integrated suite of solutions and services. We price our subscription services on a per-encounter basis, such as the number of a hospital's patient admissions or outpatient visits.

        Our subscription agreements typically cover an initial three-year to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered and development revenues on a cost-to-cost basis over the entire agreement period.

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $4.1 million and $3.5 million as of December 31, 2002 and 2001, respectively.

        More than 160 health care organizations subscribe to our services.

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

        Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any material tax provision or benefit. As of December 31, 2002, we had net operating loss carryforwards of approximately $35.5 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2022. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code. See Note 5 of the Notes to Consolidated Financial Statements in this Form 10-K for additional information regarding these carryforwards.

        On June 28, 2000 we completed an initial public offering of 4,000,000 shares of common stock at a price of $12.00 per share. We received aggregate net cash proceeds of approximately $43.4 million from the initial public offering on July 5, 2000.

        On January 12, 2001, we acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc., a pharmacoeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million, which included a cash payment of $1.1 million and 250,000 shares of our common stock. The purchase agreement also provided for additional contingent payments based on achieving revenue and profitability milestones that are highly unlikely to be achieved. No such contingent payments were accrued in 2001 or 2002 as the required milestones were not met. The transaction was accounted for using the purchase method of accounting. In December 2002, a goodwill impairment charge of $1,245,687 was recognized for the writedown of the goodwill associated with the Strategic Outcomes Services operations, representing the difference between the carrying amount of the unit and its fair value (as determined by using the expected present value of the expected future cash flows). Beginning in December 2002, we have decided to minimize our remaining resources dedicated to the pharmaceutical marketplace and move those resources from pharmacoeconomic consulting to data analysis and other activities consistent with our core care management business. For further discussion of the treatment of goodwill with respect to Strategic Outcomes Services see Note 3 in the "Notes to Consolidated Financial Statements" in this Form 10-K.

Critical Accounting Policies

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Our significant accounting policies are described in Note 2 in the "Notes to Consolidated Financial Statements" in this Form 10-K. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition

        Our agreements for our Internet-based tools, which typically cover an initial period of three-to-five years at a fixed price, provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period regardless of the timing of the required delivery of services to the customer or our related cost of delivering such services.

        Our historic development agreements have had periods ranging from one-to-five years and have provided for customer support for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", we treat revenue on these agreements as a single element contract and recognize total revenue on a cost-to-cost basis over the entire agreement period.

        Our various consulting services are delivered either as a single program or as a project whose completion normally occurs over a several month period. Consulting revenues from program services are recorded as the program is completed. Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.

        Significant management judgments and estimates must be made and used in connection with the revenue recognized from our development agreements and our consulting services agreements in any accounting period. Material differences may result in the amount of our revenue for any period if our management made different judgments or utilized different estimates. The amount of revenues recognized from development and consulting services that were recorded on a percentage of completion basis during the years ended December 31, 2002, 2001 and 2000 were approximately $3.0 million, $2.7 million and $0, respectively.

  Legal Contingencies

        As discussed in Note 8 in the "Notes to Consolidated Financial Statements" in this Form 10-K, we are currently a defendant in a purported class action litigation. This action seeks compensatory and other damages, and costs and expenses associated with litigation. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuit is frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. We intend to vigorously defend the lawsuit and do not believe that these proceedings will have a material adverse effect on our consolidated financial position or future operating results. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to this proceeding.

  Goodwill

        As previously discussed, we recorded a goodwill impairment charge of $1.2 million in December 2002. This impairment charge was primarily the result of our revised projected operating results for Strategic Outcomes Services operations for future periods. It is possible, however, that the actual future results of operations related to Strategic Outcomes Services could be materially different from these projected results.

Results of Operations

Years Ended December 31, 2002, 2001 and 2000

  Revenues

        Total revenues were $13.9 million, $12.6 million and $7.9 million in the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent increases of 10% from 2001 to 2002 and 60% from 2000 to 2001. These increases were primarily related to revenues generated from performance under newly signed customer and development contracts as well as the additional revenues generated related to the acquisition of Strategic Outcomes Services, Inc. in 2001.

        During the years ended December 31, 2002, 2001 and 2000, we generated $1.2 million, $1.5 million and $1.5 million respectively of revenues under a development contract with the California HealthCare Foundation which ended on October 1, 2002. Also, as previously discussed, we decided beginning in December 2002 to minimize our remaining resources dedicated to pharmacoeconomic consulting through Strategic Outcomes Services. During the years ended December 31, 2002 and 2001, we generated $1.3 million and $1.5 million respectively of revenues related to the operations of Strategic Outcomes Services.

        Although the expiration of the California HealthCare Foundation contract and the redirection of our pharmaceutical consulting service offering will cause an immediate decrease in revenues, we anticipate that our revenue will continue to grow over time as we add customers to our core care management business. The ultimate growth of our revenue is dependent upon the timing of the signing of contracts and the introduction of new services as well as any decisions to reduce or terminate programs or services such as our decision to minimize our remaining resources dedicated to the pharmaceutical marketplace.

        Unrecognized revenues related to customer contracts (backlog) as of December 31, 2002 totaled $25.4 million, of which we expect to recognize $9.3 million in 2003 in accordance with our revenue recognition policy.

  Cost of Revenues

        Cost of revenues were $6.9 million, $6.9 million and $5.4 million in the years ended December 31, 2002, 2001 and 2000 respectively. These amounts represent an increase of 1% from 2001 to 2002 and 27% from 2000 to 2001. We have been able to service an increasing revenue base while keeping cost of revenues relatively constant as a result of new technologies as well as a variety of cost control initiatives. We expect our cost of revenues to increase as our customer base increases and in anticipation of that increase.

  Gross Profit

        Our gross profit margin increased to 50% in 2002 from 45% in 2001, as compared to 32% in 2000. This increase in gross profit margin from 2001 to 2002 and 2000 to 2001 is primarily due to increased revenues spread over a partially fixed cost base. We do not expect significant changes in gross profit margin for the foreseeable future.

  Research and Development

        Excluding externally-funded development contracts, research and development costs were $3.0 million, $3.9 million and $4.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent a decrease of 25% from 2001 to 2002 and of 16% from 2000 to 2001. This decrease from 2000 to 2001 and from 2001 to 2002 is due primarily to the external funding of certain development costs and to a lesser extent, lowering costs as certain development projects neared completion.

        As a percentage of revenues, research and development costs were 21%, 31% and 60% of revenue in 2002, 2001 and 2000, respectively. Given that our funded development contracts have concluded and we will continue to invest in research and development, we expect that these costs will increase as a percentage of revenue in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $8.9 million, $11.3 million and $10.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. These amounts represent a decrease of 22% from 2001 to 2002 and an increase of 11% from 2000 to 2001. The decrease from 2001 to 2002 is primarily related to a planned reduction in marketing and other administrative expenditures in 2002 as part of our efforts to reduce costs. The increase from 2000 to 2001 was primarily related to additional personnel, marketing and technical infrastructure expenditures. We expect the percentage of selling, general and administrative costs to increase as a percentage of revenues in the future as we invest in new sales and marketing initiatives in order to promote growth in revenues.

        As a percentage of revenues, selling, general and administrative cost was 64%, 90% and 128% in 2002, 2001 and 2000, respectively. After a period of investment in new sales and marketing initiatives to promote growth in revenues, we expect the percentage of selling, general and administrative costs to gradually decrease as a percentage of revenues in the future as any revenue increases are accompanied by a slower rate of growth in these expenses.

  Goodwill Impairment Charge

        In December 2002, a goodwill impairment charge of $1.2 million was recognized for the writedown of the goodwill associated with the Strategic Outcomes Services operations, representing the difference between the carrying amount of this reporting unit and its fair value. We have elected to minimize the remaining pharmaceutical resources associated with these operations and to move any remaining resources from pharmacoeconomic consulting to data analysis and other activities consistent with our core care management business.

  Stock-Based Compensation

        During 1999, we granted certain stock options to our officers and employees with exercise prices deemed to be below the fair value of the underlying stock. The cumulative difference between the fair value of the underlying stock at the date the options were granted and the exercise price of the granted options was $4.8 million, net of amounts associated with forfeited options totaling $968,000. We are amortizing this amount over the four to seven year vesting periods of the granted options. Accordingly, our results from operations will include stock-based compensation expense at least through 2006. We recognized $1.0 million, $1.2 million and $1.3 million of stock-based compensation expense during the years ended December 31, 2002, 2001 and 2000, respectively. The stock-based compensation expense is recorded in cost of revenues, research and development and selling and general administrative expenses.

  Interest Income and Expense

        Net interest income was $327,000, $931,000 and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease in net interest income in 2002 from 2001 and 2001 to 2000 is due primarily to lower investable cash balances as a result of cash being used to fund operations and to declining interest rates.

Liquidity and Capital Resources

        Since inception, we have financed our operations and funded our capital expenditures through the public and private sale of equity securities, supplemented by private debt and equipment leases. We believe that available cash and cash equivalents and short-term investments as of December 31, 2002 will be sufficient to fund anticipated capital expenditures and working capital requirements through at least 2004. As of December 31, 2002, we had $17.2 million in cash and investment balances and working capital of $14.2 million.

        Net cash used in operating activities was $2.9 million, $6.8 million and $7.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. For those periods, net cash used in operating activities was primarily to fund losses from operations.

        Net cash provided by investing activities was $5.6 million for the year ended December 31, 2002 and net cash used in investing activities was $10.8 million and $5.7 million for the years ended December 31, 2001 and 2000, respectively. Investing activities consisted primarily of purchases of and proceeds from available-for-sale securities, purchases of property and equipment, and acquisition purchase costs.

        Net cash provided by financing activities was $176,000 for the year ended December 31, 2002 and consisted primarily of proceeds from notes payable less payments on notes payable and capital lease obligations. Net cash used in financing activities was $317,000 for the year ended December 31, 2001 and consisted primarily of payments on capital lease obligations. The net cash from financing activities in 2000 was $36.6 million and consisted primarily of the proceeds of the initial public offering net of the payment of dividends and redemption of preferred stock.

        In the normal course of business, we have entered into obligations and commitments to make future payments under debt, lease and license agreements as summarized in the table below:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$356,288	$140,452	$130,743	$85,093	$—
Capital Lease Obligations	258,053	128,966	118,599	10,488	—
Software Licensing Agreements	4,121,250	132,500	313,750	330,000	3,345,000
Operating leases	3,464,591	492,879	824,148	726,532	1,421,032

Total	$8,200,182	$894,797	$1,387,240	$1,152,113	$4,766,032

        As we execute our strategy, we expect operating expenses to continue at least at historic levels in order to fund development of current and new service lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least 2004. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our results of operations or financial position.

        In November 2002, the FASB issued Interpretation No.45 "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our results of operations or financial position. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB No. 123". This Statement amends FASB 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are included in the notes in "Notes to Consolidated Financial Statements" in this Form 10-K.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined by the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on our results of operations or financial position. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

  Inflation

        Inflation did not have a material impact on our operating results in 2002, 2001 or 2000.

RISK FACTORS

        We are subject to a high degree of risk. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us. If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline.

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

        We have incurred net operating losses and negative cash flows from operating activities from our inception. As of December 31, 2002 we had an accumulated deficit of $46.7 million. We expect to incur net operating losses and negative cash flows for the foreseeable future. We will incur direct expenses associated with the further development and marketing of our existing services and with new product development. Our success depends on our ability to increase revenues to offset expenses. We may not be able to generate sufficient revenues to offset these expenses or to achieve profitability. If we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future.

The proprietary technology we own or license may be subjected to infringement claims or disagreements with the licensor which could be costly to resolve.

        The intellectual property we own or license is important to our business. We could be subject to intellectual property infringement claims as the number of our competitors grows and the functionality of our applications overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert our attention from operating our business. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain a license or cease selling the applications that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license on commercially reasonable terms. In addition, we may not be able to protect against misappropriation of our intellectual property. We currently have no patents, but instead license important technology from the University of Pennsylvania and the California HealthCare Foundation. Consequently, infringement claims against the University or the Foundation or disagreements between the University or the Foundation and us pertaining to our licensed technology could have a material adverse effect on our operations. Third parties may infringe upon our intellectual property rights or the rights we have licensed from the University or the Foundation. We may not detect this unauthorized use, and we may be unable to enforce our rights.

We are dependent on key customers.

        We currently generate much of our revenue from a limited number of contractual relationships. Six customer agreements often representing multiple facilities accounted for 36% percent of our 2002 revenues. Any reduction or delay in sales of our products or services to these customers, or the loss of any of these customers, could have a material adverse effect on our operating results. As one of those six customers, contracts with the California HealthCare Foundation generated 9%, 12% and 20% of our revenues during the years ended December 31, 2002, 2001 and 2000, respectively.

The expiration in October 2002 of our consulting and development contract with the California HealthCare Foundation will result in a significant decrease in revenue.

        Our initial consulting and development contract with the Foundation ended on October 1, 2002. Although we have entered into a limited extension contract with the Foundation, that extension is for significantly less revenue than the initial agreement. In the absence of compensating new revenue from other sources, the expiration of the initial contract with the Foundation will significantly decrease our revenue in 2003 and have a material adverse effect on our operations.

We depend on an exclusive license with the University of Pennsylvania and an exclusive license with the California HealthCare Foundation for some of our technology, and the loss of these licenses would impair our ability to develop our business.

        Our ability to use our technology and compete effectively in our industry would be impaired if our exclusive license agreements with the University of Pennsylvania or the California HealthCare Foundation were terminated. Under these license agreements, we are required to make royalty payments to the University and the Foundation, respectively, based on a percentage of the fees we earn through the sublicensing and servicing of the technology and information received from the University or the Foundation, as applicable, under the relevant license agreement. In order to maintain the exclusivity of our license with the University, we are required to pay a minimum of $75,000 per year in royalties. In order to maintain exclusivity of our license with the Foundation, we are required to pay a minimum level of $57,500, $73,750 and $90,000 per year in royalties for the year 2003, 2004 and 2005 and each year after 2005, respectively. If we do not make these minimum royalty payments, the University and the Foundation, respectively, may terminate the exclusive status of our license under the respective agreement, and, in effect, license the technology to our competitors. In addition, under the license agreement with the University, the University retains the right, after consultation and negotiation with us, to publish a description of the technology without our consent, whether or not any intellectual property protection on this technology has been filed. If the University or the Foundation were to license the technology to our competitors or the University were to publish the technology, our revenues may decrease significantly and we may not be able to develop or maintain customer and strategic relationships. In addition, if we pay the University less than $20,000 in royalties, the University may terminate our license entirely. In the event that the University or the Foundation chose not to license the technology to us at all, we may not be able to develop similar alternative technology or negotiate a new license agreement with another licensor. If we were not able to develop alternative technology or acquire a new license, we may not be able to maintain our business operations.

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

        We have experienced periodic system interruptions in the past, and may experience similar interruptions in the future. Our experience has been that interruptions in any month are seldom more than a few hours. However, any significant interruption in our services or degradation in response time could result in a loss of potential or existing customers or strategic partners and, if sustained or repeated, could reduce the attractiveness of our services to customers and partners. Although we maintain insurance for our business, it may not be adequate to compensate us for all losses that may occur or to reimburse costs associated with business interruptions. We currently operate our application service provider system and components in a single service location.

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

        We currently derive our revenue from our Care Management System and Care Data Exchange Internet-based applications, consulting services to health care providers and, now on a limited basis, consulting services to pharmaceutical and biotech companies. Because our revenues are dependent on only a few service lines, the failure of any one of them to achieve market acceptance would significantly decrease our revenue. As our customers' needs change, our existing suite of applications may become inefficient or obsolete and will likely require modifications or improvements. The addition of new solutions or services will also require us to continually improve the technology underlying our applications. These requirements could be significant, and we may be unable to meet them or may incur unanticipated product development expenses or delays. If we fail to respond quickly and efficiently to our customers' needs, or if our new applications and service offerings do not achieve market acceptance, the market for our services would likely decline.

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

        During the fall of 2002, we discontinued the sale of our Lifecycle Decision System Internet-based application, which we were attempting to sell to pharmaceutical and biotechnology companies and we have subsequently limited our pharmaceutical consulting activities significantly. That discontinuation has adversely affected our results by lowering our revenue expectations. Although we have reduced expenses associated with the Lifecycle Decision System, we believe that, due to our fixed costs, our success depends on our ability to increase revenues.

Failure to manage changes in our business conditions would adversely affect our operations.

        Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. We may experience significant changes in our business conditions, which may further strain our management, financial and other resources. We have attempted to control our costs while growing our revenue. Our systems, procedures, controls and existing space may not adequately support our operations. Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our technical, administrative, financial control and reporting systems. Failure to respond to and manage changing business conditions and continued growth could materially and adversely affect the quality of our services, our ability to retain key personnel and our results of operations.

We face intense competition and may be unable to compete successfully which would adversely affect our financial results.

        The market for Internet services is intensely competitive and rapidly changing. Since the Internet's commercialization in the early 1990's, the number of Web sites on the Internet competing for users'

attention has proliferated with no substantial barriers to entry, and we expect that competition will continue to intensify. Any pricing pressures, reduced margins or loss of market share resulting from our failure to compete effectively would materially and adversely affect our financial results.

        In the past several years, many new companies have entered our markets and many current competitors have introduced Internet-based products and expanded their product lines and services. We expect competition in our markets to increase significantly as more new companies enter the market and current competitors continue to expand their product lines and services. Many of these current and potential competitors enjoy substantial competitive advantages, including:

  •
  greater resources that can be devoted to the development, promotion and sale of their services;

  •
  longer operating histories;

  •
  greater financial, technical and marketing resources;

  •
  stronger relationships with health care providers;

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

Our continuing failure to develop strategic relationships could adversely affect our ability to develop new services.

        We have not yet negotiated many strategic alliances with industry partners to date and there is no guarantee that we can consummate these alliances on commercially reasonable terms. If we fail to form new strategic alliances with industry partners, fail to maintain existing alliances or if we form alliances with partners who do not perform well, we will have difficulty gaining acceptance of our services.

        Our strategic alliances, established in 2001, with AmeriNet, Inc. and AllHealth, two independent group purchasing organizations, have failed to generate significant sales of our products and services to their members.

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

        We expect that the available cash and investment balances at December 31, 2002 will be sufficient to meet our requirements through at least 2004. However, we may need to raise additional capital to support expansion, develop new or enhanced applications and services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. Failure to raise additional capital, if needed, will adversely effect our operations and stock price. At the time we need additional financing, the state of our operations or market conditions generally may not be favorable, and we may be unable to raise any additional amounts on reasonable terms, if at all, when they are needed. We may need to raise additional funds by selling debt or equity securities, by entering into strategic relationships or through other arrangements.

        In addition, if we sell additional equity securities, your percentage ownership in us will decrease. If we sell debt securities, the interest payments we would have to make to the holders of those securities would reduce our earnings.

Our officers, directors and affiliated entities have significant control over us and their interests may differ from your interests.

        Our directors and management beneficially own or control approximately 48% of our common stock. If these people act together, they will be able to significantly influence our management, affairs and all matters requiring shareholder approval. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price of our common stock.

Risks Related to Our Industry

Health information is subject to government regulation and legal uncertainties and changes may require us to alter our business.

        Our business is subject to government regulation. Existing as well as new laws and regulations could affect how we do business and materially and adversely affect our financial results. There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted with respect to the Internet or other online services covering issues such as:

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

        Currently, our operations are not regulated by any health care agency. However, with regard to the electronic storage, transmission and communication of health care information over the Internet, the Health Insurance Portability and Accountability Act of 1996 directed the U.S. Department of Health and Human Services to develop and require the use of standards for electronic transactions, unique identifiers, data security, privacy of individually identifiable health information and other provisions. Regulations implementing these standards are in various phases of development. The final regulation setting standards for electronic transactions and code sets was promulgated on August 17, 2000. As discussed above, the final regulation setting privacy standards for protected health information was effective on April 14, 2001. The other regulations required by the Health Insurance Portability and Accountability Act of 1996 have not yet been promulgated as final rules. It will be necessary for our technology platform and for the applications that we provide to be in compliance with the final privacy regulation by April 14, 2003. These regulations define specified information about an individual as protected health information and set forth the steps that persons storing or transmitting the information must take to ensure its confidentiality. Our internal procedures and policies for handling of confidential information, as well as our contractual relationships with others with whom we share information, will also have to comply with these regulations. We do not expect to significantly modify our services or business operations or materially increase our expenses in response to current regulations. However, the Health Insurance Portability and Accountability Act of 1996 does not prevent states from implementing more stringent rules or regulations.

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

Risks Relating to Our Common Stock

Our common stock price may continue to experience substantial fluctuations.

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

        The market prices of securities of thinly traded companies, such as ours, have historically been highly volatile. Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could adversely affect the market price of our common stock. We have a number of investors who hold relatively large positions in our securities. A decision by any of these investors to sell all or a block of their holdings of our common stock could cause our stock price to drop significantly.

Future sales of shares could adversely affect our stock price.

        The market price for our common stock could fall dramatically if our shareholders sell large amounts of our common stock in the public market. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell equity or equity-related securities in the future.

Our common stock could be delisted from The NASDAQ SmallCap Market.

        Continued listing of our common stock on The NASDAQ SmallCap Market will require that our common stock obtain a per share price of at least $1.00 per share, and that we otherwise maintain compliance with other applicable listing standards. The recent price of our common stock has been below $1.00 per share.

        If our common stock were delisted from The NASDAQ SmallCap Market, we would likely be traded in the over-the-counter bulletin board market, or in the so-called "pink sheets." If our common stock were delisted, fewer investors would have access to trade our common stock, which may result in reduced demand for the stock. In addition, our common stock may become subject to penny stock regulations. The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors must make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents which identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules. Holders of our common stock may find it difficult to sell their shares of common stock, which could adversely affect the market price of our common stock.

The outcome of legal proceedings in which we are or may become involved could have an adverse effect on our business, results of operations and profitability.

        On October 17, 2001, several purported class action securities claims were filed against us. These complaints have been consolidated into a single action and we have filed a motion to dismiss the complaints. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs' claims. However, the possibility remains that the outcome of the lawsuits could be unfavorable to us and could have an adverse effect on our business, results of operations and profitability. See also "Item 3—Legal Proceedings" above. If other suits are filed against us, that litigation could be expensive and would divert management's attention.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our cash equivalents, short-term investments, notes payable and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of December 31, 2002, all of our short-term investments mature within 3 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See our financial statements included in this Form 10-K and listed under the heading "(a)(1) Financial Statements" of Part IV Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On July 16, 2002, we dismissed Arthur Andersen LLP as its independent public accountants and appointed KPMG LLP as its new independent public accountants. The decision to dismiss Arthur Andersen and to retain KPMG was made after careful consideration by our Board of Directors, Audit Committee and management, and included an extensive evaluation process.

        Arthur Andersen's reports on our consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through July 16, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years.

        None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our two most recent fiscal years ended December 31, 2001, and subsequent interim period through July 16, 2002.

        We provided Arthur Andersen with a copy of the foregoing disclosures. While we have received no information from Arthur Andersen that Arthur Andersen has a basis for disagreement with such statements, we have been informed that, in light of the developments at Arthur Andersen, Arthur Andersen has ceased providing written representations for use in reports concerning changes in registrants' certifying accountants.

        Prior to our engagement of KPMG as our independent auditors on July 16, 2002, neither us nor anyone acting on our behalf consulted with KPMG regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT

        Incorporated by reference to the section of our proxy statement for our 2003 Annual Meeting of Shareholders entitled "Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference to the sections of our proxy statement for the 2003 Annual Meeting of Shareholders entitled "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," "Certain Transactions" and "Director Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information is incorporated by reference to the sections of our proxy statement for the 2003 Annual Meeting of Shareholders entitled "Compensation Plans" and "Common Stock Ownership of Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the section of our proxy statement for the 2003 Annual Meeting of Shareholders entitled "Certain Transactions."

ITEM 14. CONTROLS AND PROCEDURES

  (a)
  Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer along with our Controller, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c). Based upon that evaluation, our Chairman and Chief Executive Officer along with our Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including its consolidated subsidiary) required to be included in our periodic SEC filings.

  (b)
  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our Chairman and Chief Executive Officer along with our Controller carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

  (3)
  Exhibits—See Exhibit Index.

  (b)
  Reports on Form 8-K

            We did not file any reports on Form 8-K since September 30, 2002.

CARESCIENCE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Independent Auditors' Report	F-2
Report of Independent Public Accountants	F-3
Consolidated Balance Sheets as of December 31, 2001 and 2002	F-4
Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-5
Consolidated Statements of Mandatorily Redeemable Preferred Stock and Shareholders' Equity (Deficit) for the years ended December 31, 2000, 2001 and 2002	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-9
Notes to Consolidated Financial Statements	F-10

Independent Auditors' Report

        To the Shareholders and Board of Directors of CareScience, Inc.:

        We have audited the accompanying balance sheet of CareScience, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, mandatorily redeemable preferred stock and shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of CareScience, Inc. as of December 31, 2001, and for the two-year period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements, before the revisions described in Note 2 to the financial statements, in their report dated February 15, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of CareScience, Inc. and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of CareScience, Inc. and subsidiary as of December 31, 2001 and for the two-year period then ended were audited by other auditors who have ceased operations. As described in Note 2, those financial statements have been revised. We audited the adjustments described in Note 2 that were applied to revise the 2001 and 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note 3, the consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted as of January 1, 2002 and in our opinion, the disclosure for 2001 in Note 3 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of CareScience, Inc. and subsidiary other than with respect to such adjustments, and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                      /s/ KPMG LLP

Philadelphia, Pennsylvania
February 25, 2003

        The following report is a copy of a previously issued Arthur Andersen LLP ("Andersen") report, and the report has not been reissued by Andersen. The Andersen report refers to the consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, mandatorily redeemable preferred stock and shareholder's equity (deficit) and cash flows for the year ended December 31, 1999, which are no longer included in the accompanying financial statements.

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

                      /s/ Arthur Andersen LLP

Philadelphia, Pennsylvania
February 15, 2002

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,860,436	$11,677,225
Short-term investments	12,000,950	5,489,095
Interest receivable	83,821	15,244
Accounts receivable, net of allowance for doubtful accounts of $68,354 and $79,370, respectively	1,207,094	2,388,204
Prepaid expenses and other	479,696	434,244

Total current assets	22,631,997	20,004,012

Property and equipment:
Computer equipment	4,707,706	5,536,460
Office equipment	471,754	546,857
Leasehold improvements	169,956	169,956
Furniture and fixtures	508,598	516,059

	5,858,014	6,769,332
Less—Accumulated depreciation and amortization	(3,345,267)	(4,644,588)

Net property and equipment	2,512,747	2,124,744

Other assets	155,639	263,557

Goodwill and other intangibles, net	1,245,687	—

Total assets	$26,546,070	$22,392,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and notes payable	$207,747	$248,162
Accounts payable	529,809	524,504
Accrued expenses	1,196,176	965,738
Deferred revenues	3,535,484	4,061,859

Total current liabilities	5,469,216	5,800,263

Capital lease obligations	200,069	116,612

Note payable	—	215,837

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 100,000,000 shares authorized, 14,720,016 shares issued and 13,280,016 outstanding, and; 14,721,461 shares issued and 13,281,461 outstanding, respectively	60,256,012	60,263,726
Additional paid-in capital	5,008,718	4,777,128
Deferred compensation	(2,202,250)	(935,281)
Accumulated other comprehensive income	57,852	24,136
Accumulated deficit	(40,923,547)	(46,705,442)
Subscriptions receivable	(420,000)	(264,666)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)

Total shareholders' equity	20,876,785	16,259,601

Total liabilities and shareholders' equity	$26,546,070	$22,392,313

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2000	2001	2002
Revenues	$7,918,934	$12,631,818	$13,907,092
Cost of revenues	5,413,099	6,887,924	6,931,937

Gross profit	2,505,835	5,743,894	6,975,155

Operating expenses:
Research and development	4,728,887	3,946,980	2,962,890
Selling, general and administrative	10,168,384	11,323,220	8,875,913
Goodwill impairment charge	—	—	1,245,687

Total operating expenses	14,897,271	15,270,200	13,084,490

Operating loss	(12,391,436)	(9,526,306)	(6,109,335)
Interest income	(1,159,548)	(1,010,372)	(378,095)
Interest expense	89,682	79,163	50,655

Net loss	(11,321,570)	(8,595,097)	(5,781,895)
Preference distribution on preferred stock	5,716,784	—	—
Accretion of redemption premium on preferred stock	253,731	—	—

Net loss applicable to common shareholders	$(17,292,085)	$(8,595,097)	$(5,781,895)

Net loss per common share:
Basic and diluted	$(2.12)	$(0.65)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	8,149,525	13,151,997	13,296,008

Net loss per common share excluding preference distribution and accretion on preferred stock:
Basic and diluted (unaudited)	$(1.39)

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)

		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Preferred Stock	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
						Additional paid-in capital	Deferred Compensation		Accumulated Deficit	Sub- scription Receivable	Treasury Stock	Shareholders' Equity (deficit)
		Shares	Amount	Shares	Amount
Balance, December 31, 1999	4,681,634	5,018,951	$12,009,700	3,387,900	$50,000	$5,624,839	$(5,392,322)	—	$(15,036,363)	—	$(900,000)	$(3,644,146)
Accretion of dividends on Series G Mandatorily Redeemable Preferred stock	253,731	—	—	—	—	—	—	—	(253,731)	—	—	(253,731)
Deferred compensation in connection with issuance of Common stock options	—	—	—	—	—	120,683	(120,683)	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	1,347,275	—	—	—	—	1,347,275
Redemption of Series G Mandatorily Redeemable Preferred stock	(4,935,365)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Series C, D, and E Convertible Preferred stock to Common stock	—	(5,018,951)	(12,009,700)	5,018,951	12,009,700	—	—	—	—	—	—	—
Deferred compensation in connection with forfeited Common stock options	—	—	—	—	—	(154,902)	154,902	—	—	—	—	—
Payment of dividends on Series C, D, and E Preferred stock	—	—	—	—	—	—	—	—	(1,516,786)	—	—	(1,516,786)
Redemption of Series F Preferred stock	—	—	—	350,000	4,200,000	—	—	—	(4,200,000)	—	—	—
Sale of Common stock, net of expenses of $4,649,820	—	—	—	4,000,000	43,350,180	—	—	—	—	—	—	43,350,180
Proceeds in connection with exercise of Common stock options	—	—	—	10,000	2,500	—	—	—	—	—	—	2,500

Subtotal	—	—	—	12,766,851	59,612,380	5,590,620	(4,010,828)	—	(21,006,880)	—	(900,000)	39,285,292

Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(11,321,570)	—	—	(11,321,570)
Record unrealized gain on available for sale securities	—	—	—	—	—	—	—	1,770	—	—	—	1,770

Total Comprehensive Income (Loss)	—	—	—	—	—	—	—	1,770	(11,321,570)	—	—	(11,319,800)

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
(Continued)

		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Preferred Stock	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
						Additional paid-in capital	Deferred Compensation		Accumulated Deficit	Sub- scription Receivable	Treasury Stock	Shareholders' Equity (deficit)
		Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	—	—	12,766,851	59,612,380	5,590,620	(4,010,828)	1,770	(32,328,450)	—	(900,000)	27,965,492
Amortization of deferred compensation	—	—	—	—	—	—	1,226,676	—	—	—	—	1,226,676
Deferred Compensation in connection with forfeited Common stock options	—	—	—	—	—	(581,902)	581,902	—	—	—	—	—
Common stock issued in connection with business combination	—	—	—	250,000	218,750	—	—	—	—	—	—	218,750
Proceeds in connection with issuance of Common stock for officers loan program	—	—	—	259,259	420,000	—	—	—	—	(420,000)	—	—
Proceeds in connection with exercise of Common stock options	—	—	—	3,906	4,882	—	—	—	—	—	—	4,882

Subtotal	—	—	—	13,280,016	60,256,012	5,008,718	(2,202,250)	1,770	(32,328,450)	(420,000)	(900,000)	29,415,800

Comprehensive income (loss): Net loss	—	—	—	—	—	—	—	—	(8,595,097)	—	—	(8,595,097)
Record unrealized gain on available for sale securities	—	—	—	—	—	—	—	56,082	—	—	—	56,082

Total Comprehensive Income (Loss)	—	—	—	—	—	—	—	56,082	(8,595,097)	—	—	(8,539,015)

Balance, December 31, 2001	—	—	—	13,280,016	60,256,012	5,008,718	(2,202,250)	57,852	(40,923,547)	(420,000)	(900,000)	20,876,785
Amortization of deferred compensation	—	—	—	—	—	—	1,035,379	—	—	—	—	1,035,379
Deferred Compensation in connection with forfeited Common stock options	—	—	—	—	—	(231,590)	231,590	—	—	—	—	—
Settlement of Subscriptions Receivable	—	—	—	—	—	—	—	—	—	155,334	—	155,334
Acquisition of Treasury Stock	—	—	—	(18,930)	(18,930)	—	—	—	—	—	—	(18,930)
Proceeds in connection with exercise of Common stock options	—	—	—	20,375	26,644	—	—	—	—	—	—	26,644

Subtotal	—	—	—	13,281,461	60,263,726	4,777,128	(935,281)	57,852	(40,923,547)	(264,666)	(900,000)	22,075,212

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE
PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
(Continued)

		Shareholders' Equity (Deficit)
	Mandatorily Redeemable Preferred Stock	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
						Additional paid-in capital	Deferred Compensation		Accumulated Deficit	Sub- scription Receivable	Treasury Stock	Shareholders' Equity (deficit)
		Shares	Amount	Shares	Amount
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	(5,781,895)	—	—	(5,781,895)
Record unrealized gain (loss) on available for sale securities	—	—	—	—	—	—	—	(33,716)	—	—	—	(33,716)

Total Comprehensive Income (Loss)	—	—	—	—	—	—	—	(33,716)	(5,781,895)	—	—	(5,815,611)

Balance, December 31, 2002	$—	—	$—	13,281,461	$60,263,726	$4,777,128	$(935,281)	$24,136	$(46,705,442)	$(264,666)	$(900,000)	$16,259,601

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(11,321,570)	$(8,595,097)	$(5,781,895)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	856,824	1,489,350	1,323,957
Disposal of property and equipment	213,260	118,642	—
Provision for bad debts	12,000	18,000	12,000
Stock-based compensation	1,347,275	1,226,676	1,035,379
Goodwill impairment charge	—	—	1,245,687
Changes in assets and liabilities excluding effects of acquisition—(Increase) decrease in—
Interest receivable	(174,034)	90,098	68,577
Accounts receivable	(157,505)	(151,077)	(1,193,110)
Prepaid expenses and other	(36,388)	(237,411)	45,452
Other assets	—	(155,639)	(107,918)
Increase (decrease) in—
Accounts payable and accrued expenses	1,620,936	(649,964)	(99,340)
Deferred revenues	111,774	89,683	526,375

Net cash used in operating activities	(7,527,428)	(6,756,739)	(2,924,836)

Cash flows from investing activities:
Purchases of available for sale securities	(23,500,129)	(15,943,098)	(9,403,310)
Proceeds from redemption of available for sale securities	20,500,129	7,000,115	15,881,449
Cash paid for acquisition	—	(882,367)	—
Purchases of property and equipment	(2,702,471)	(942,951)	(912,369)

Net cash (used in) provided by investing activities	(5,702,471)	(10,768,301)	5,565,770

Cash flows from financing activities:
Payments of dividends of series C, D and E Preferred stock	(1,516,786)	—	—
Redemption of Series F Preferred stock	(4,935,365)	—	—
Proceeds from the issuance of common stock, net of expenses	43,350,180	—	—
Proceeds from the exercise of common stock options	2,500	4,882	26,644
Proceeds from notes payable	—	—	553,750
Payments on notes payable	—	(50,031)	(197,461)
Payments on capital lease obligations	(350,134)	(271,471)	(207,078)

Net cash provided by (used in) financing activities	36,550,395	(316,620)	175,855

Net increase (decrease) in cash and cash equivalents	23,320,496	(17,841,660)	2,816,789
Cash and cash equivalents, beginning of year	3,381,600	26,702,096	8,860,436

Cash and cash equivalents, end of year	$26,702,096	$8,860,436	$11,677,225

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Background:

        CareScience, Inc. (the "Company") provides Internet-based tools designed to improve the quality and efficiency of health care. The Company works with health care providers and health systems to manage clinical processes surrounding the point of care so that fundamental reductions in operating costs, clinical inefficiencies and medical errors can be achieved. The Company collects, shares, stores and analyzes clinical data generated by widely used health information systems and provide related care management services and staffing. The Company operates in one segment and offers solutions and services which use its proprietary clinical algorithms and data collection and storage technologies to perform complex clinical analyses.

        The Company incurred losses in each of the past three years, and anticipates incurring additional losses through 2003 as it expands its customer base and service offerings. The Company's management believes that cash on hand as of December 31, 2002 and cash generated from revenues in 2003 will be sufficient to sustain operations at least into 2004.

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

        Cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	December 31, 2001			December 31, 2002
	Original Cost	Unrealized Gains	Fair Market Value	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$8,860,436	$—	$8,860,436	$11,677,225	$—	$11,677,225
Short-term investments	11,943,098	57,852	12,000,950	5,464,959	24,136	5,489,095

	$20,803,534	$57,852	$20,861,386	$17,142,184	$24,136	$17,166,320

        Short-term investments as of December 31, 2002 consist of five debt instruments maturing between February 7, 2003 and March 11, 2003.

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

        Depreciation and amortization expense related to property and equipment was $856,824, $1,277,321 and $1,323,957 for the years ended December 31, 2000, 2001 and 2002, respectively.

Goodwill and Other Intangible Assets

        Goodwill represents the excess cost over the fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the adoption date. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform a second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The Company completed the required transitional goodwill impairment evaluation during the first quarter of fiscal 2002 and based on this analysis no impairment was required. See Note 3 for further information on the goodwill and the 2002 annual impairment analysis.

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, 20 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation.

Research and Development

        Research and development costs are charged to expense as incurred.

Selling and Marketing

        Included in selling, general and administrative expenses are sales and marketing expenses of $5.8 million, $4.3 million and $2.6 million for the years ended December 31, 2000, 2001 and 2002 respectively. Selling and marketing expenses consist primarily of wages, commissions and related expenses for marketing and sales personnel, brochures, advertising, customer conferences and attendance at trade shows.

Software Development Costs

        In conjunction with the development of its software solutions and services, the Company incurs software development costs. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. The Company has determined that technological feasibility for its software used in its internet based tools is generally achieved upon completion of a working model. As of December 31, 2001 and 2002, no costs are capitalized pursuant to SFAS No. 86, since software development costs are not significant after the completion of a working model. These development costs are included in research and development expenses in the accompanying consolidated statements of operations.

        In conjunction with the development of its websites, the Company incurs software development costs. On January 1, 1999, the Company adopted the provisions of Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Prior to 1999, the Company had expensed all development costs related to its websites. In 2000, 2001 and 2002, the Company incurred costs related to the development of information sharing technologies for health care providers and pharmaceutical and biotech companies. These costs are being funded by third parties, and therefore, have not been capitalized. All other costs incurred in 2000, 2001 and 2002, were related to maintenance of the websites and have been charged to expense as incurred.

Revenue Recognition

        The Company generates revenue from subscriptions to its Internet based proprietary technology applications and hosting of customer data, as well as development agreements and consulting services.

        The Company's agreements for its internet based tools, which typically cover an initial period of three-to-five years and are fixed priced, provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. Revenues under these contracts are recognized ratably over the contract period. Any additional consulting fees, outside of the initial contract, are recognized as the service is delivered.

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

Impairment of Long-Lived Assets

        SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discounted operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's results of operations or financial position.

        In accordance with SFAS No. 144, long-lived assets such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred

        In January 2002, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred." This consensus requires that reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations. The Company adopted EITF 01-14 effective January 1, 2002. The Company has made the appropriate retroactive reclassifications as required by EITF 01-14 the effect which was to increase revenues and cost of revenues by $97,000 and $154,000 for the years ended December 31, 2000 and 2001 respectively. Revenues for the years ended December 31, 2000, 2001 and 2002 include $97,000, $154,000 and $116,000, respectively, related to out-of-pocket expenses incurred.

Stock Based Compensation

        The Company accounts for all stock-based plans (see Note 10) under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the years ended December 31, 1999 and 2000, respectively, and reversed $154,902, $581,902 and $231,590 of deferred compensation in connection with forfeited Common stock options during the years ended December 31, 2000, 2001 and 2002 respectively. The Company recognized $1,347,275, $1,226,676 and $1,035,379 of compensation expense related to options for the years ended December 31, 2000, 2001 and 2002, respectively.

        Had compensation expense for all options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

	Year Ended December 31,
	2000	2001	2002
Net loss applicable to common shareholders
As reported	$(17,292,085)	$(8,595,097)	$(5,781,895)
Add—Stock-based employee compensation included in Net Loss	1,347,275	1,226,676	1,035,379
Less—Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,047,515)	(1,971,647)	(1,660,464)

Pro forma	$(17,992,325)	$(9,340,068)	$(6,406,980)

Basic and diluted EPS
As reported	$(2.12)	$(0.65)	$(0.43)
Pro forma	(2.21)	(0.71)	(0.48)

        The pro forma net loss and pro forma EPS for 2001 and 2000 have been revised to be consistent with the 2002 pro forma methodology.

        The weighted average fair value of options granted under the 1995 Compensation Equity Plan was $4.29, $0.73 and $0.60 in 2000, 2001 and 2002, respectively. The weighted average fair value of options granted under the 1998 Time Accelerated Restricted Stock Option Plan was $2.89 and $1.04 in 2000 and 2001, respectively. There were no options granted under the 1998 Time Accelerated Restricted

Stock Option Plan in 2002. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2000	2001	2002
1995 Compensation Equity Plan:
Expected dividend rate	—	—	—
Expected volatility	70%	70%	70%
Weighted average risk-free interest rate	6.30%	4.69%	3.74%
Expected lives (years)	4	4	4
1998 Time Accelerated Restricted Stock Option Plan:
Expected dividend rate	—	—	—
Expected volatility	60%	60%	—
Weighted average risk-free interest rate	6.42%	4.74%	—
Expected lives (years)	7	7	—

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

Fair Value of Financial Instruments

        The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Differences can arise between the fair value and carrying amount of financial instruments that are recognized at historical cost. The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations.

        The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The carrying amount of the notes payable and capital lease obligations approximates fair value as of December 31, 2001 and 2002.

Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care payors and providers. The Company had one customer for the years ended December 31, 2000 and 2001, respectively, which accounted for 20% and 12% of total revenues. In 2002 the Company had no single customer that accounted for 10% or more of total revenues.

        The Company had one customer as of December 31, 2001 and 2002, respectively, which accounted for 12% and 18% of total accounts receivable.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Supplemental Cash Flow Information

        The Company paid interest of $89,682, $79,163 and $50,655 for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company financed $252,401, $0 and $23,585 of property and equipment purchases with capital leases for the years ended December 31, 2000, 2001 and 2002, respectively.

        The Company recorded a non-cash charge of $253,731 for the accretion of dividends relating to Mandatorily Redeemable Series G Preferred stock during the years ended December 31, 2000.

Comprehensive Income (Loss)

        The Company follows SFAS No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and presentation of comprehensive income (loss) and its components in financial statements. The Company's comprehensive income (loss) consists of net loss and unrealized holding gains and losses on available-for-sale securities. The Company's comprehensive income (loss) is presented within the accompanying Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have material effect on the Company's results of operations or financial position.

        In November 2002, the FASB issued Interpretation No.45 "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's results of operations or financial position. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB No. 123. This Statement amends FASB 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change in the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both the annual and interim financial statements. Certain of the disclosure modifications are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an interpretation of ARB No. 51". This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined by the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's results of operations or financial position. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Reclassifications

        The cost of revenues, research and development and selling, general and administrative expenses for the years ended December 31, 2000 and 2001 have been reclassified to include the stock-based compensation expenses which were previously reported as separate expense amounts within operating expenses in the statements of operations. The allocation of the stock-based compensation to the appropriate expense captions was previously disclosed with parenthetical notations.

3. Acquisition of Business and Goodwill Impairment

        On January 12, 2001 the Company acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc. ("SOS"), a pharmacoeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million, which included a cash payment of $1.1 million and 250,000 shares of Common stock valued at $218,750, or $0.88 per share. The purchase agreement also provides for additional contingent payments based on achieving revenue and profitability milestones. No such contingent payments accrued in 2001 or 2002 as the required milestones were not met. The transaction was accounted for using the purchase method of accounting. A summary of the assets acquired and liabilities assumed in the acquisition are as follows:

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

        The results of operations for SOS prior to the acquisition are not reflected in the accompanying consolidated statements of operations. However, the following unaudited consolidated pro forma results of operations are presented assuming the acquisition had been completed on January 1, 2000:

(Dollars and Shares in Thousands
Except for Loss Per Share Data)

	Year Ended December 31,
	2000	2001
	(unaudited)
Revenues	$9,204	$12,655

Operating loss	$(12,494)	$(9,607)

Net loss	$(11,424)	$(8,676)

Net loss applicable to common shareholders	$(17,394)	$(8,676)

Net loss per common share—basic and diluted	$(2.07)	$(0.66)

Weighted average shares outstanding—basic and diluted	8,400	13,160

        For the year ended December 31, 2001, amortization related to the goodwill recorded from the acquisition of SOS was $132,028. Additionally, amortization of purchased project backlog was $80,000 for the year ended December 31, 2001. Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," issued by the FASB in June 2001. Upon adoption of the new standard, goodwill is no longer to be amortized and will be assessed at least annually for impairment using a fair-value based approach. The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in 2001:

Reported net loss	$(8,595,097)
Add back:
Goodwill amortization	132,028

Adjusted net loss	$(8,463,069)

        As discussed in Note 2, the Company completed the required transitional goodwill impairment evaluation during the first quarter of fiscal 2002 and no impairment loss was required.

        During the remainder of 2002, the Company believes that competitive pressures and consolidation in the pharmaceutical marketplace reduced the demand for and profitability of pharmacoeconomic consulting services and as a result, the operating profits and cash flows associated with the operations acquired from SOS have been significantly lower than expected during the second half of the year. Beginning in December 2002, the Board of Directors and management elected to minimize the remaining pharmaceutical resources and move those resources from pharmacoeconomic consulting to data analysis and other activities consistent with its core care management business. The revenues associated with SOS business for 2002 were $1,320,000, which was significantly less than expected, and the operating loss for 2002 was $246,923, which was significantly higher than expected. Based on this trend and other factors that management is aware of, the forecasts for the next several years have been revised and are significantly lower than those utilized for the transitional goodwill impairment evaluation. In December 2002, a goodwill impairment charge of $1,245,687 was recognized for the writedown of the goodwill associated with the SOS operations, representing the difference between the carrying amount of the reporting unit and its fair value (as determined by using the expected present value of the expected future cash flows).

        In early 2003 management has taken steps to reduce the operating expenses incurred related directly to the SOS operations including reductions in the number of employees and is considering other alternatives related to the SOS operations.

4. Net Loss Per Share:

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

        Unaudited net loss per common share excluding items noted has been included on the face of the consolidated statement of operations for the year ended December 31, 2000 to show the net loss per common share before the effect of the preference distribution on preferred stock and the accretion of the redemption premium on preferred stock.

5. Income Taxes:

        The deferred tax effect of temporary differences giving rise to the Company's net deferred taxes consist of the following components:

	December 31,
	2001	2002
Expenses not currently deductible for income tax purposes	$221,749	$126,814
Accounts receivable reserve	23,240	26,986
Cash to accrual	(13,963)	—
Deferred stock based compensation	914,584	1,052,842
Difference due to method of depreciation	37,451	(33,088)
Net operating loss carryforwards	10,459,454	12,059,201

Gross deferred tax assets, before valuation allowances	11,642,515	13,232,755
Less—Valuation allowances	(11,642,515)	(13,232,755)

Net deferred tax assets	$—	$—

        The Company has incurred operating losses and generated a significant accumulated deficit through December 31, 2002, therefore, no tax provisions have been recorded. As of December 31, 2002 the Company had federal net operating loss carryforwards of approximately $35.5 million which expire from 2010 through 2022. As of December 31, 2001 and 2002 a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

        The Tax Reform Act of 1986 contains certain provisions that limit the utilization of net operating losses and tax credit carryforwards if there has been a cumulative ownership change greater than 50% within a three-year period. Such limitation could result in the expiration of the net operating losses before such losses are fully utilized.

6. Notes Payable:

        In December 2001, the Company entered into a loan agreement with PIDC Local Development Corporation ("PIDC") whereby the Company could borrow up to $325,000 at a rate of 2.5%. In March 2002 the Company borrowed $325,000 under the note agreement with the outstanding principal and interest payable in monthly installments of $5,768 beginning in April 2002. The note payable is secured by certain property and equipment and the Company is required to maintain one-half of the outstanding principal balance in a restricted cash account. As of December 31, 2002 the restricted cash balance requirement is $139,400 of which $107,918 is included in other long-term assets and $31,482 is included in cash and cash equivalents in the accompanying balance sheet. As of December 31, 2002 there was $278,799 outstanding under this note payable. The note payable also requires the Company to increase the number of employees over a 5 year period in order to maintain the specified interest rate. As of December 31, 2002, management believes that the required employment amounts will be achieved over the five year period.

        In July 2002, the Company entered into another note payable for financing in the ordinary course of business, whereby the Company borrowed $234,990. The note is payable in monthly installments of $26,110 including interest at a rate of 6.5%. The amount due on this loan as of December 31, 2002 was $77,489.

        Principal payments under notes payable as of December 31, 2002 are scheduled to mature as follows:

2003	$140,452
2004	64,555
2005	66,188
2006	67,861
2007	17,232

$356,288

7. Capital Lease Obligations:

        The Company has entered into capital leases for certain property and equipment expiring through 2007 and having interest rates ranging from 7.0% to 14.9%. As of December 31, 2001 and 2002, property and equipment includes assets under capitalized leases totaling $1,769,535 and $1,764,876 net of accumulated amortization of $1,636,798 and $1,667,185, respectively. The present value of the minimum lease payments as of December 31, 2001 and 2002 are as follows:

	2001	2002
Total minimum lease payments	$471,152	$258,053
Less—Amount representing interest	(63,336)	(33,731)

Present value of minimum lease payments	407,816	224,322
Less—Current portion	(207,747)	(107,710)

Long-term portion	$200,069	$116,612

        Future minimum lease payments as of December 31, 2002 are as follows:

2003	$128,966
2004	96,725
2005	21,874
2006	7,403
2007	3,085

$258,053

8. Commitments and Contingencies:

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

        In April 1995, the Company amended the original License Agreement to include the payment of royalties, as defined, for a period of 30 years and issued 124,900 shares of Common stock to the Trustees of the University of Pennsylvania. Under the License Agreement, the Company must pay minimum, nonrefundable royalty amounts as follows:

2003	$75,000
2004	75,000
2005	75,000
2006	75,000
2007	75,000
Thereafter	1,275,000

Minimum future royalties	$1,650,000

        The Company can lose its exclusivity under the License Agreement if the minimum payments are not made. The Company had royalty expenses under this License Agreement of $82,486, $104,720 and $117,999 the years ended December 31, 2000, 2001 and 2002, respectively.

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

2003	$57,500
2004	73,750
2005	90,000
2006	90,000
2007	90,000
Thereafter	2,070,000

Minimum future royalties	$2,471,250

        The CHCF License Agreement terminates in 2030, unless sooner terminated by CHCF upon default by the Company or by the Company upon 90 days notice to CHCF. The Company had royalty expense under the CHCF License Agreement of $25,000 and $41,250 for the years ended December 31, 2001 and 2002, respectively.

Operating Leases

        The Company leases its office facilities under various operating leases. Rent expense, including common area maintenance charges, was $357,111, $774,627 and $725,622 for the years ended December 31, 2000, 2001 and 2002, respectively. Minimum future rental payments under the leases as of December 31, 2002 are as follows:

2003	$492,879
2004	473,274
2005	350,874
2006	355,828
2007	370,704
Thereafter	1,421,032

$3,464,591

Employment Agreements

        The Company has employment agreements with certain employees that provide for minimum annual compensation of $738,000 in 2003.

Litigation

        The Company and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. The complaints purport to bring claims on behalf of all persons who allegedly purchased Company common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of Company common stock. Specifically, the complaints allege, among other things, that the Company's Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning two of the Company's prospective products. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although the Company cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, management believes the lawsuits are frivolous and without merit, strenuously denies all allegations of wrongdoing asserted by plaintiffs, and believes it has meritorious defenses to plaintiffs' claims. The Company intends to vigorously defend the lawsuits. Management believes that the resolution of this litigation will not have a material effect on the Company's consolidated financial position or results of operations.

9. Mandatorily Redeemable Preferred Stock:

        In connection with the sale of the Series C Convertible Preferred stock (see Note 10), the Company converted notes payable due to a shareholder with initial principal amounts of $2,684,675 and $1,000,000, respectively, plus all accrued interest into 1,560,000 shares of Series G Mandatorily Redeemable Preferred stock (Series G Preferred). This Series G Preferred required mandatory redemption upon the earlier of a qualified initial public offering of the Company, as defined, or December 24, 2008. The Series G Preferred had been reclassified outside of equity in the accompanying financial statements. The Series G Preferred had no voting or conversion rights and required a dividend, payable upon redemption or liquidation, at a rate equal to the prime rate plus one percent based upon the Series G Preferred liquidation value. The Series G Preferred was redeemed at a value of $4,935,365, which included accrued dividends of $663,282, on July 5, 2000 as a result of the initial public offering.

10. Shareholders' Equity:

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

        In June 2002, The Company's Board of Directors approved bonus awards to holders of the subscription notes equal to the amount of the principal payments due totaling $124,667. The holders authorized the Company to apply the bonus amounts against the scheduled principal payments on the subscriptions receivable. In addition, in December 2002 one of the holders of a subscription receivable resigned and as part of the negotiation on his termination, the outstanding obligation on his subscription note of $30,667 was settled in exchange for him surrendering the outstanding 18,930 shares of the Company's Common Stock. The Company recorded an expense of $11,737 as a result of this transaction based on the difference between the per share price paid under the subscription receivable and the fair value per share on the date of the buyback. The Company recorded interest income of $9,350 and $14,672 for the years ended December 31, 2001 and December 31, 2002 respectively, of which $9,350 and $7,878 was included in interest receivable as of December 31, 2001 and 2002 respectively. The amount due on these notes was $264,666 as of December 31, 2002.

Equity Compensation Plans

        The Company's 1995 Equity Compensation Plan (the "Plan") permits the granting of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock. The Company has authorized the issuance of up to 2,565,038 shares of Common stock to satisfy grants under the Plan. As of December 31, 2002, there were 837,276 shares reserved under the Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants not to exceed ten years.

        Stock options issued under the Plan generally vest over a four-year period, 25% on each anniversary date. The exercise period is determined by the Committee, but may not exceed ten years from the date of grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

        The Company's 1998 Time Accelerated Restricted Stock Option Plan (the "Accelerated Plan") provides for the granting of non-qualified stock options to officers, senior management and employee directors of the Company. The aggregate number of shares of Common stock the Company may issue under the Accelerated Plan is 483,594 shares. As of December 31, 2002 there were 121,718 shares reserved under the Accelerated Plan available for grant. A committee of the Board of Directors (the "Committee") administers the Plan and determines the terms of the grants not to exceed ten years.

        Stock options issued under the Accelerated Plan generally vest upon the earlier of the attainment of certain performance goals or seven years. The exercise period is determined by the Committee, but may not exceed ten years from the date of the grant. Each option entitles the holder to purchase one share of Common stock at the indicated exercise price.

        The following table summarizes the option activity for both plans:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Exercise Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balance, December 31, 1999	145,860	1,602,772	$0.25-2.60	$3,678,774	$2.30
Authorized	800,000	—	—	—	—
Granted	(817,663)	817,663	0.78-12.00	6,782,592	8.30
Exercised	—	(10,000)	0.25	2,500	0.25
Forfeited/Canceled	573,298	(573,298)	1.25-12.00	(4,926,524)	8.59

Balance, December 31, 2000	701,495	1,837,137	0.25-12.00	5,537,342	3.01
Authorized	500,000	—	—	—	—
Granted	(937,099)	937,099	0.81-1.91	1,619,693	1.73
Exercised	—	(3,906)	1.25	(4,883)	1.25
Forfeited/Canceled	390,000	(390,000)	0.78-12.00	(1,513,255)	3.88

Balance, December 31, 2001	654,396	2,380,330	0.25-12.00	5,638,897	2.37
Granted	(216,816)	216,816	0.81-1.44	236,126	1.09
Exercised	—	(20,375)	1.25	(25,469)	1.25
Forfeited/Canceled	521,414	(521,414)	0.25-12.00	(1,213,836)	2.33

Balance, December 31, 2002	958,994	2,055,357	$0.25-12.00	$4,635,718	$2.26

        As of December 31, 2002, the weighted average remaining contractual life of all options outstanding was 7.1 years. A summary of the status of the Company's stock options outstanding under its stock option plans as of December 31, 2002 is presented in the table below:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Stock Options Exercisable as of December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Stock Options Outstanding as of December 31, 2002	Weighte Average Exercise Price
$0.25 - $1.28	507,934	$1.06	7.3	326,809	$1.14
1.33 - 1.91	542,405	1.59	8.2	216,128	1.61
2.25 - 3.44	938,174	2.61	6.4	586,911	2.60
5.38 - 12.00	66,844	11.82	7.1	75,604	11.50

Total	2,055,357	$2.26	7.1	1,205,452	$2.59

11. Quarterly Results of Operations (Unaudited)

        Quarterly financial information for the years ended December 31, 2001 and 2002 are summarized as follows (in thousands, except for per share data):

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Revenues	$2,550	$3,018	$3,558	$3,505
Gross profit	980	1,316	1,731	1,717
Net loss	(3,420)	(2,353)	(1,458)	(1,363)
Net loss per common share:
Basic and diluted	$(0.26)	$(0.18)	$(0.11)	$(0.10)
	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Revenues	$3277	$3,536	$3,715	$3,379
Gross profit	1,556	1,868	1,945	1,606
Net loss	(1,498)	(1,081)	(697)	(2,507)
Net loss per common share:
Basic and diluted	$(0.11)	$(0.08)	$(0.05)	$(0.19)

        The revenues for quarters during the year ended December 31, 2001 have been restated under the provisions of EITF 01-14 related to reimbursed out-of-pocket expenses.

        The gross profit for the quarters during the year ended December 31, 2001 have been reclassified to include the stock-based compensation expenses that were previously reported as a separate expense amount within operating expenses.

        The net loss for the quarter ended December 31, 2002 includes the goodwill impairment charge of $1,245,687.

        The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as such periods computation is based on the weighted average number of shares outstanding during the period.

12. Employee Benefit Plan

        The Company maintains a defined contribution 401(k) Savings Plan ("the Plan"). Employees who have met certain eligibility requirements, as defined, may contribute up to 20% of their pre-tax gross wages or salaries. Subject to certain restrictions, the Plan provides for Company matching contributions of 40% of the first 5% of employee contributions to the Plan, which vests 33 1/3% per year over a three-year period. For the years ended December 31, 2000, 2001 and 2002, the Company contributed $86,000, $129,000 and $106,000, respectively, to the Plan.

13. Valuation and Qualifying Accounts

        Allowance for Doubtful Accounts:

Years Ended	Balance at Beginning of Period	Charged to Costs and Expenses	Write-offs	Recapture	Balance at End of Period
2002	$68,354	$12,000	$984	$—	$79,370
2001	48,794	18,000	—	1,560	68,354
2000	29,754	12,000	—	7,040	48,794

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARESCIENCE, INC.
By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

March 28, 2003

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

SIGNATURE	TITLE	DATE

/s/ DAVID J. BRAILER David J. Brailer	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ KURT PALEK Kurt Palek	Controller (Principal Financial and Accounting Officer)	March 28, 2003
/s/ RONALD A. PAULUS Ronald A. Paulus	President and Director	March 28, 2003
/s/ EDWARD N. ANTOIAN Edward N. Antoian	Director	March 28, 2003
/s/ BRUCE M. FRIED Bruce M. Fried	Director	March 28, 2003

/s/ MARTIN HARRIS Martin Harris	Director	March 28, 2003
/s/ JEFFREY R. JAY Jeffrey R. Jay	Director	March 28, 2003
/s/ CHRISTOPHER R. MCCLEARY Christopher R. McCleary	Director	March 28, 2003

Certification

I, David J. Brailer, certify that:

1.
I have reviewed this annual report on Form 10-K of CareScience, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

Certification

I, Kurt Palek, certify that:

7.
I have reviewed this annual report on Form 10-K of CareScience, Inc.;

8.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ KURT PALEK Kurt Palek Controller and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.1*	Amended and Restated 1995 Equity Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001).
10.2*	Amended and Restated 1998 Time Accelerated Restricted Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.3#	Restated License Agreement, dated April 1, 1995, by and between the Trustees of the University of Pennsylvania and the Registrant, as amended (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.4*	Employment Agreement with David J. Brailer (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.5*	Employment Agreement with Ronald A. Paulus (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.6*	Employment Agreement with J. Bryan Bushick (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.7*	Employment Agreement with Robb L. Tretter (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.8*	Employment Agreement with Thomas H. Zajac (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.9	Amended and Restated Registration Rights Agreement, dated October 2, 2000, 1998, among the Registrant, J.H. Whitney III, L.P., Whitney Strategic Partners III, L.P., Foundation Health Systems, Inc., David J. Brailer, Ronald A. Paulus, Brent Milner, Zeke Investment Partners and William Winkenwerder (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.10	California HealthCare Foundation Consulting Agreement, dated October 1, 1999, by the California HealthCare Foundation and the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (File No. 3333-32376) filed June 28, 2000).
10.11#	License Agreement, dated October 2, 2000, by and between the California HealthCare Foundation and the Registrant (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).
21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Arthur Andersen LLP.
23.2+	Consent of KPMG LLP.
99.1+	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2+	Certification of principal financial officer Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contract or compensatory plan or arrangement.

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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICER OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
CARESCIENCE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors' Report
Report of Independent Public Accountants
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF MANDATORILY REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
CARESCIENCE, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
Certification
Certification
EXHIBIT INDEX