Form 10-K/A
period 2002-12-31
CARESCIENCE INC
filed 2003-04-25
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒	Amendment No. 1 to Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002,

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-30859

CareScience, Inc.
(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2703715 (I.R.S. Employer Identification No.)
3600 Market Street Philadelphia, PA (Address of Principal Executive Offices)	19104 (Zip Code)

(215) 387-9401
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

        None

Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes Yes ☐    No ☒

        The aggregate market value of voting Common Stock held by non-affiliates of the registrant based on the closing price for the Common Stock on the NASDAQ National Market on June 28, 2002 was approximately $5,351,190. As of April 24, 2003, 13,291,461 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        There are no documents incorporated by reference herein.

EXPLANATORY NOTE

        The primary purpose of this Amendment is to provide information required by Items 10, 11, 12 and 13 of Part III of this report on Form 10-K, which the registrant intended to incorporate by reference from the registrant's proxy statement for the 2003 Annual Meeting of Shareholders.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Name	Age	Position
Edward N. Antoian(1)(2)(3)	47	Director
David J. Brailer(1)	43	Chairman and Chief Executive Officer
Bruce M. Fried(1)(2)	53	Director
C. Martin Harris(3)(4)(6)	46	Director
Jeffrey R. Jay(2)(6)	44	Director
Christopher R. McCleary(5)	49	Director
Ronald A. Paulus(4)(5)	40	President and Director

(1)
Class III director with term expiring in 2003.

(2)
Member of Audit Committee.

(3)
Member of Compensation Committee.

(4)
Member of Nominating Committee.

(5)
Class I director with term expiring 2004.

(6)
Class II director with term expiring in 2005.

        Edward N. Antoian has served as a director since April 1998. He has served as a Partner of Chartwell Investment Partners since its founding in April 1997. From 1984 to 1997, he served as Senior Portfolio Manager at Delaware Management Company, managing $2 billion of small- and mid-cap growth institutional assets as well as the Trend and Delcap Funds. Mr. Antoian earned his B.S. from The State University of New York at Albany and his M.B.A. from The Wharton School.

        David J. Brailer, M.D., Ph.D., has served as our Chairman and Chief Executive Officer and a director since January 1993. He previously was an Adjunct Assistant Professor of Health Care Systems at The Wharton School, Clinical Associate Professor of Internal Medicine at the University of Pennsylvania Health System, a Senior Fellow at the Leonard Davis Institute of Health Economics at the University of Pennsylvania and a Fellow of the College of Physicians of Philadelphia and the American College of Physicians. His scientific work focuses on physician decision-making, outcomes measurement, practice-style evaluation and operations strategies. He is the author of numerous articles about health-care management for publications including the Journal of the American Medical Association, the Harvard Business Review, Medical Care, and Health Affairs, and several books and chapters about health management. Dr. Brailer earned his Ph.D. in Management Science at The Wharton School while he was a Robert Wood Johnson Foundation Clinical Scholar at The University of Pennsylvania.

        Bruce M. Fried, J.D., has served as a director since February 2002. He has served as a partner and co-chair of the health care group at Sonnenschein, Nath & Rosenthal, a law firm, since January 2003. From 1998 to January 2003, served as a partner and chair of the health law group at Shaw Pittman, an international law firm based in Washington, D.C. From 1995 to 1998, Mr. Fried served as the Health Care Financing Administration's director of the Center for Health Plans and Providers. From 1994 to 1995, Mr. Fried was vice president of federal affairs at FHP International Corporation, then one of the nation's largest managed care organizations. He is a director of Medicalogic/Medscape, Inc. Mr. Fried earned his B.A. from the University of Florida and J.D. from the University of Florida College of Law.

        C. Martin Harris, M.D., M.B.A., has served as a director since September 1997. He has served as Chief Information Officer and Chairman of the Information Technology Division at The Cleveland Clinic Foundation, a large integrated delivery system, since June 1996. From 1991 to 1996, he was Chief Information Officer of the University of Pennsylvania Health System. He is a director of Invacare Corporation and a number of privately held health care information technology companies. Dr. Harris earned his B.S. and M.D. from the University of Pennsylvania and his M.B.A. from The Wharton School.

        Jeffrey R. Jay, M.D., M.B.A., has been a director since December 1998. He is a Partner of Whitney & Co., LLC, a private investment firm. He has been with Whitney since 1993, where he focuses on health care and information technology investments. He is a director of a number of privately held health care and information technology companies. Dr. Jay earned his B.S. and M.D. from Boston University and his M.B.A. from Harvard Business School.

        Christopher R. McCleary has served as a director since September 2000. He has served as Chairman and Chief Executive Officer of Evergreen Assurance, Inc., a provider of business continuity services, since February 2002. From January 1998 to February 2002, he was Chairman of USinternetworking, Inc., an application service provider delivering Internet computing products. On January 7, 2002, USinternetworking and four of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Maryland, Northern Division. The filing is intended to allow USinternetworking, as debtor-in possession, to continue to manage and operate its assets and businesses in the ordinary course of business subject to the supervision and orders of the court. From January 1996 to December 1997 he was Chairman and Chief Executive Officer of DIGEX, Incorporated, a provider of commercial internet services. From October 1990 to January 1996, Mr. McCleary served as Vice President and General Manager for Satellite Telephone Service at American Mobile Satellite Corporation, a satellite communications company. He is a director of Radware, Inc., as well as a number of privately held companies. Mr. McCleary earned his B.A. from the University of Kentucky.

        Ronald A. Paulus, M.D., M.B.A., has served as our President since November 1998. Dr. Paulus joined us as Chief Operating and Chief Financial Officer and a director in March 1993. From June 1989 to March 1993, he was Vice President, Operations of Salick Health Care, Inc., a national provider of oncology, dialysis and related services, and later, Managing Director of its INFUSX subsidiary. Dr. Paulus earned his B.S. and M.D. from the University of Pennsylvania and his M.B.A. from The Wharton School.

  Other Executive Officers

Name	Age	Position
Kristine Martin Anderson	34	Vice President, Consulting
Nicholas Augustinos	45	Vice President, Market Development
J. Bryan Bushick	40	Senior Vice President, Business Development
LeRoy E. Jones	33	Chief Technology Officer
Cindy C. Ryan	46	Vice President, Marketing
Robb L. Tretter	31	General Counsel and Secretary
Thomas H. Zajac	42	Chief Operating Officer

        Kristine Martin Anderson has served as our Vice President, Service Operations since February 2003. She has worked for us since June 1993 in various roles, including Vice President, Consulting, Director of Operations and Provider Solutions, Director of Special Projects, Director of Product Management, Director of Customer Solutions and Account Manager. In her various roles as a director, she has developed customer service strategies to help customers for performance measurement and improvement, designed product requirements and managed the process by which customers submit data to us for analysis and hosting. Ms. Anderson earned her B.S. from the University of Pennsylvania and is currently a candidate for an M.B.A. at The Wharton School.

        Nicholas Augustinos, M.B.A, has served as our Vice President, Market Development since July 2002. From January to July 2002, he worked as a private consultant to for-profit and not-for-profit organizations with respect to strategic market development and health care information technology. From September 1999 to August 2000, he was Vice President responsible for marketing and sales for the Western Region of Healtheon/WebMD, a large health care information technology vendor. Prior to joining Healtheon/WebMD, from November 1993 to September 1998, Mr. Augustinos was a Senior Manager with Deloitte Consulting, a large consulting firm, where he specialized in providing consulting services to payors, providers and integrated delivery networks. Before joining Deloitte Consulting, from April 1992 to October 1993, he was an Experienced Associate with APM, Inc. a large healthcare operations and strategic consulting firm. Mr. Augustinos earned an Industrial Engineering Degree in Athens, Greece, a B.Sc. in Mechanical Engineering from King's College, University of London, and M.B.A. from University of Michigan, Ann Arbor.

        J. Bryan Bushick, M.D., M.B.A., has served as our Senior Vice President, Business Development since December 1999. From July 1999 to December 1999, he was Chief Executive Officer of HealthTides.com, an on-line professional opinion research firm. Dr. Bushick served as Vice President, Clinical Partnerships, and later, Vice President, Business Operations for ThinkMed, a managed-care decision support company from September 1997 through May 1999. Before joining ThinkMed, Dr. Bushick was Vice President, Delivery System Integration at United HealthCare from 1993 through 1994 and System Vice President, Performance Measurement and Improvement at Allina Health System from 1994 to 1997. Dr. Bushick earned his B.S. from Dickinson College and his M.D. from the University of Pennsylvania and his M.B.A. from The Wharton School.

        LeRoy E. Jones has served as our Chief Technology Officer since November 2001. From March 1999 to October 2001, he was Vice President for with Scott-Levin Associates, a pharmaceutical market research consulting firm and Quintiles Transnational Company, where he was responsible for leading their Advanced Technology & Development Department. Prior to joining Scott-Levin Associates, Mr. Jones was our Director of Software Engineering and Data Architecture from October 1996 to February 1999. Mr. Jones earned his B.S. from Carnegie Mellon University and his M.S.E. from the University of Pennsylvania.

        Cindy C. Ryan has served as our Vice President, Marketing since July 2000. From February 1984 to July 2000, she worked for Aetna, Inc., the largest health benefits company in the U.S., most recently as Marketing Head, Western States, directing all aspects of marketing and communications brand strategy for the western U.S. Ms. Ryan earned her B.S. from Notre Dame de Namur University.

        Robb L. Tretter, J.D., has served as our General Counsel and Secretary since May 2000. From February 1999 to April 2000, he was a corporate associate at Reboul, MacMurray, Hewitt, Maynard & Kristol, a law firm. From November 1996 to January 1999, Mr. Tretter was a corporate associate at Wachtell, Lipton, Rosen & Katz, a law firm. Mr. Tretter earned his B.A. from Cornell University and his J.D. from New York University School of Law.

        Thomas H. Zajac, M.B.A., has served as our Chief Operating Officer since November 1999. From March 1999 through November 1999, he led the Business Solutions Group of Eclipsys Corporation, a health-information company. He joined Eclipsys as part of its acquisition of Transition Systems, Inc. in 1998. Mr. Zajac was associated with Transition Systems for more than 11 years, last serving as Chief Operating Officer and Vice President and General Manager in charge of Sales, Product Development, Consulting, Customer Services and Support. Mr. Zajac earned his B.S. and M.B.A. from Drexel University.

  Section 16(a) Beneficial Ownership Reporting Compliance

        To our knowledge, all statements of beneficial ownership required to be filed with the Securities and Exchange Commission in the fiscal year ended December 31, 2002 were timely filed, with the exception of one late report on Form 4 covering the disposition of 9,465 shares by Christopher R. McCleary as a gift to a charitable organization.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

        The following table sets forth in summary form information concerning the compensation paid by us during the fiscal years ended December 31, 2002, 2001 and 2000 to our Chief Executive Officer and each of our other four most highly paid executive officers during the 2002 fiscal year whose salary and bonus for the fiscal year exceeded $100,000 and who served as one of our executive officers during the 2002 fiscal year. We refer to each of these officers as the named executive officers in this Amendement to Form 10-K. Other than the salary and bonus described in the table below, we did not pay any executive officer any fringe benefits, perquisites or other compensation in excess of either $50,000 or 10% of the total of his salary and bonus during the fiscal years ended December 31, 2002, 2001 or 2000.

Long-Term Compensation Securities Underlying Options
Annual Compensation
Name and Principal Position					All Other Compensation
	Year	Salary	Bonus
David J. Brailer(1) Chairman and Chief Executive Officer	2002 2001 2000	$275,625 275,964 262,500	$63,120 25,000 25,000	— 20,000 —	$4,000 5,736 5,031
Ronald A. Paulus President	2002 2001 2000	237,037 238,579 225,750	13,120 — —	— 20,000 —	4,000 4,959 4,326
J. Bryan Bushick Senior Vice President, Business Development	2002 2001 2000	162,750 162,780 156,258	13,120 — —	— 20,000 —	3,535 3,256 2,325
LeRoy E. Jones Chief Technology Officer	2002 2001 2000	185,000 30,833 —	15,000 — —	— 55,000 —	— — —
Thomas H. Zajac Chief Operating Officer	2002 2001 2000	225,000 225,000 225,000	43,743 25,000 25,000	— 20,000 —	4,000 4,627 2,250

(1)
The amount listed under the column "Bonus" includes a $25,000 cash bonus earned by Dr. Brailer in 2001 pursuant to his employment agreement, but paid in 2002, a $25,000 cash bonus earned by Dr. Brailer in 2002 pursuant to his employment agreement and the forgiveness in June 2002 of $13,120 in principal plus accrued interest under a loan agreement between us and Dr. Brailer.

        The amounts listed under All Other Compensation for the executive officers listed above are matching contributions made by us for the executive officer's account under our 401(k) plan.

Option Grants in Last Fiscal Year

        The following table sets forth, as to the named executive officers, information concerning stock options granted during the fiscal year ended December 31, 2002.

        Amounts represent the hypothetical gains that could be achieved from the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date based upon the grant price.

Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Number of Securities Underlying Options Granted
			Exercise Price Per Share	Expiration Date
					5%	10%
David J. Brailer	—	—	$—	—	$—	$—
Ronald A. Paulus	—	—	—	—	—	—
J. Bryan Bushick	—	—	—	—	—	—
LeRoy E. Jones	—	—	—	—	—	—
Thomas H. Zajac	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth information concerning option exercises and unexercised options for the fiscal year ended December 31, 2002 with respect to each of the named executive officers.

        The value realized represents the difference between the deemed value of the common stock on the date of exercise used by us for accounting purposes and the exercise price of the option.

        The value of unexercised in-the-money options was calculated based on the difference between closing price of our common stock on the Nasdaq National Market on December 31, 2002 of $0.95 per share and the exercise price of the options.

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
David J. Brailer	5,000	135,899	$—	$—
Ronald A. Paulus	5,000	111,719	—	—
J. Bryan Bushick	107,563	63,360	—	—
LeRoy E. Jones	13,750	41,250	—	—
Thomas H. Zajac	198,438	111,719	—	—

Compensation Plans

  Equity Compensation Plan

        Our Amended and Restated 1995 Equity Compensation Plan provides for grants of incentive stock options, nonqualified stock options, stock appreciation rights and restricted stock to our designated employees, selected consultants and non-employee directors.

        General.    The plan authorizes up to 2,565,038 shares of common stock for issuance under the terms of the plan. No more than 500,000 shares in the aggregate may be granted to any individual in any calendar year, subject to adjustment. If options granted under the plan expire, terminate, or are canceled, forfeited, exchanged or surrendered for any reason without having been exercised, or shares of restricted stock are forfeited, the shares of common stock underlying that grant will again be available for purposes of the plan.

        Administration of the Plan. A compensation committee administers and interprets the plan. The compensation committee consists of two or more non-employee directors approved by the board. The compensation committee has the sole authority to:

  •
  determine grants under the plan, including eligible individuals and the type, size, vesting, exercise price and other terms of the grants to be made to each of those individuals; and

  •
  make factual determinations and amend the plan.

        The compensation committee may also delegate to the Chief Executive Officer the authority to make grants and to designate individuals to receive grants under the plan.

        Options.    Options granted under the plan are generally not transferable by the optionee. Options granted under the plan must generally be exercised within 10 years. The exercise price of all options must be at least equal to the fair market value of the underlying shares of common stock on the date of grant. Incentive stock options granted to any participant who owns more than 10% of our outstanding common stock on the date of grant must have an exercise price equal to or exceeding 110% of the fair market value of a share of common stock on the date of grant and must not be exercisable for longer than five years. The vesting schedule of options granted after December 28, 1998 is determined by the compensation committee.

        Restricted Stock.    Restricted stock granted under the plan is generally not transferable by the grantee until restrictions on the grant lapse. Restrictions on the transfer of shares will lapse as to one-half of the shares subject to a restricted stock grant in four equal annual installments commencing on the first anniversary of the date of grant and the remaining one-half at the end of the fourth year, unless otherwise determined by the compensation committee. Restricted stock will generally be granted for no consideration.

        Change of Control.    All outstanding options will immediately vest and restrictions on restricted stock will immediately lapse upon a change of control. A change of control is defined to have occurred if:

  •
  we sell or dispose of substantially all of our assets;

  •
  we adopt a plan for our liquidation or dissolution;

  •
  as a result of any transaction, any one shareholder, other than David J. Brailer, becomes a beneficial owner, directly or indirectly, of more than 50% of our voting stock; the term beneficial owner is defined in the Securities Exchange Act of 1934;

  •
  a majority of the members of our Board of Directors are not continuing directors, as defined below in the plan; or

  •
  we consolidate with, or merges with or into, any person, or any person consolidates with, or merges with or into, us, other than any such transaction where our shareholders immediately prior to such transaction, own, immediately after giving effect to such transaction, a majority of the combined voting power of the corporation or other entity surviving such transaction.

  Restricted Stock Option Plan

        Our Amended and Restated 1998 Time Accelerated Restricted Stock Option Plan provides for grants of restricted non-qualified stock options to our officers, senior management and employee directors.

        General.    The plan authorizes up to 483,594 shares of common stock for issuance under the terms of the plan. If options granted under the plan expire or terminate for any reason without having been exercised, the shares of common stock underlying that grant will again be available for purposes of the plan.

        Administration of the Plan.    The board of directors administers and interprets the plan, except that no member of the board may act upon any matter exclusively affecting any option granted or to be granted to himself or herself under the plan. The board of directors has the sole authority to:

  •
  determine grants under the plan, including eligible individuals, size, vesting, exercise price and other terms of the grants made to each of those individuals; and

  •
  amend the plan.

        The board of directors may delegate its powers, duties and responsibilities to a committee consisting of two or more non-employee directors approved by the board and an outside director.

        Grants.    Options granted under the plan consist of non-qualified stock options that are not intended to qualify as incentive stock options under the Code and are generally not transferable by the optionee. Options granted under the plan will generally be exercisable within seven years and must be exercised within 10 years. The exercise price of all options must be at least equal to the fair market value of the underlying shares of common stock on the date of grant.

        Changes Due to Reorganizations.    In the event that the outstanding common stock is changed into or exchanged for a different number or kind of our shares or other of our securities or securities of another corporation as the result of any reorganization, merger, consolidation, recapitalization, reclassification, stock split, combination of shares or dividends payable in capital stock, appropriate adjustments will be made in the number and kind of shares for which options may be granted under the plan. In addition, all outstanding options will immediately vest and restrictions on restricted stock will immediately lapse upon a change of control. A change of control is defined to have occurred if:

  •
  we sell or dispose of substantially all of our assets;

  •
  we adopt a plan for our liquidation or dissolution;

  •
  as a result of any transaction, any one shareholder, other than David J. Brailer, becomes a beneficial owner, directly or indirectly, of more than 50% of our voting stock; the term beneficial owner is defined in the Securities Exchange Act of 1934;

  •
  a majority of the members of our Board of Directors are not continuing directors, as defined below in the plan; or

  •
  we consolidate with, or merges with or into, any person, or any person consolidates with, or merges with or into, us, other than any such transaction where our shareholders immediately prior to such transaction, own, immediately after giving effect to such transaction, a majority of the combined voting power of the corporation or other entity surviving such transaction.

Limitations on Liability and Indemnification

  Limitations on Liability

        Our articles of incorporation and applicable Pennsylvania law provide that our directors will not be personally liable to us or our shareholders for monetary damages resulting from a breach of fiduciary duty except for:

  •
  any breach of the duty of loyalty to us or our shareholders; and

  •
  any breach or failure to perform that constitutes self-dealing, willful misconduct or recklessness.

        This limitation of liability does not apply to liability pursuant to any criminal statute nor does it relieve our directors from payment of taxes pursuant to federal, state or local law.

  Indemnification

        Our articles of incorporation provide that we will indemnify our directors and executive officers and may indemnify our other corporate agents, to the fullest extent permitted by Pennsylvania law. Section 1741 of the Pennsylvania corporate laws provides the power to indemnify any officer or director acting in his capacity as our representative who was, is or is threatened to be made a party to any action or proceeding for expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with that action or proceeding. The indemnity provisions apply whether the action was instituted by a third party or arose by or in our right. Generally, the only limitation on our ability to indemnify our officers and directors is if the act violates a criminal statute or if the act or failure to act is finally determined by a court to have constituted willful misconduct or recklessness.

Employment Agreements

        We have entered into employment agreements with our executive officers as described below. Unless otherwise specified below all of our executive officers are eligible to receive bonuses in amounts to be determined by the board of directors and to participate in our stock option plans. Each executive officer has agreed not to disclose confidential information, including, but not limited to, any of our trade secrets, policies and proprietary technology, which are not known to the public or consented to disclosure by us. In addition, each executive officer was required to sign a non-competition agreement and an invention assignment agreement with us. We may only terminate our executive officers under the terms of their employment agreement for circumstances relating to their willful failure to perform his duties, illegal, dishonest or fraudulent acts, for breach of the agreement or mental or physical disability. On April 11, 2003, we entered into amended and restated employment agreements with Drs. Paulus and Bushick and Messrs. Tretter and Zajac, the terms of which are summarized in this Amendment to Form 10-K.

        Dr. Brailer's employment agreement also provides for:

  •
  appointment as Chief Executive Officer;

  •
  a current term from December 2002 to December 2003;

  •
  annual increases of not less than five percent of his base salary;

  •
  an annual minimum bonus of not less than $25,000;

  •
  automatic renewal for 12-month terms unless notice is provided of intention not to renew at least 60 days prior to the end of a term; and

  •
  severance equal to his base salary payments for a period of six months following his termination of employment or through the end of the term of the agreement, whichever is longer in the event he leaves his employment for good cause, as defined in the agreement.

        Dr. Paulus' employment agreement also provides for:

  •
  appointment as President;

  •
  a term that ends on December 31, 2004;

  •
  annual increases of not less than five percent of his base salary;

  •
  if not renewed, at the end of the term, he is entitled to a payment of $150,000;

  •
  upon a change of control, as defined in the agreement, a payment of $175,000; and

  •
  following his termination of employment by us other than for cause, as defined in the agreement, death or disability or in the event he leaves his employment for good reason, as defined in the agreement, severance equal to the greater of (1) his base salary payments through December 31, 2004 and (2) $150,000.

        Dr. Bushick's employment agreement also provides for:

  •
  appointment as a Senior Vice President—Business Development;

  •
  a term that ends on December 31, 2004;

  •
  if not renewed, at the end of the term, he is entitled to a payment of $55,000;

  •
  upon a change of control, as defined in the agreement, he is entitled to a payment of $85,000; and

  •
  following his termination of employment by us other than for cause, as defined in the agreement, death or disability or in the event he leaves his employment for good reason, as defined in the agreement, severance equal to the lesser of (1) $83,816 and (2) his base salary payments through December 31, 2004 plus $55,000.

        Mr. Tretter's employment agreement also provides for:

  •
  appointment as General Counsel;

  •
  a term that ends on December 31, 2004;

  •
  if not renewed, at the end of the term, he is entitled to a payment of $35,000;

  •
  upon a change of control, as defined in the agreement, he is entitled to a payment of $50,000; and

  •
  following his termination of employment by us other than for cause, as defined in the agreement, death or disability or in the event he leaves his employment for good reason, as defined in the agreement, severance equal to the lesser of (1) $74,392 and (2) his base salary payments through December 31, 2004 plus $35,000.

        Mr. Zajac's employment agreement also provides for:

  •
  appointment as Chief Operating Officer;

  •
  a term that ends on December 31, 2004;

  •
  if not renewed, at the end of the term, he is entitled to a payment of $75,000;

  •
  upon a change of control, as defined in the agreement, he is entitled to a payment of $120,000; and

  •
  following his termination of employment by us other than for cause, as defined in the agreement, death or disability or in the event he leaves his employment for good reason, as defined in the agreement, severance equal to the lesser of (1) $173,813 and (2) his base salary payments through December 31, 2004 plus $75,000.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

        The compensation committee of our board of directors is responsible for determining salaries, incentives and other forms of compensation for our directors, officers and other employees and administering various incentive and benefit plans. The compensation committee also seeks to ensure that our compensation philosophy is consistent with our best interests and is properly implemented.

Compensation Philosophy

        Our compensation philosophy for executive officers serves two principal purposes: (1) to provide a total compensation package for executive officers that is competitive with the current market for executive talent and enables us to attract and retain key executive and employee talent needed to achieve our business objectives and (2) to link executive compensation to improvements in our performance and increases in shareholder value as measured principally by the trading price of our common stock.

Elements of Executive Officer Compensation

        CareScience's executive compensation consists primarily of salary, health insurance and similar benefits, and the award of stock options. CareScience has in the past and continue to emphasize the award of stock options in its executive compensation policy and to date CareScience has not made use of cash incentive bonuses. The Compensation Committee believes that in the highly competitive, emerging markets in which CareScience operates, equity-based compensation provides the greatest incentive for outstanding executive performance and encourages the greatest alignment of management and shareholder long-term interests.

        Officer Salaries.    The Compensation Committee annually reviews the salary of the Chief Executive Officer, President and Chief Financial Officer. In addition, the Compensation Committee sets guidelines for compensation of the other officers of CareScience. In determining the appropriate salary levels for such officers, the Compensation Committee considers, among other factors, the officer's scope of responsibility, prior experience, past accomplishments, and data on prevailing compensation levels in relevant markets for executive talent.

        During 2002, the Compensation Committee did not change the salary of Dr. Brailer from $275,652 nor did we change the salary of Dr. Paulus from $237,037. The Compensation Committee believes its actions are appropriate in light of CareScience's continued emphasis on long-term equity-based compensation. Also during 2002, the Compensation Committee and all other non-participating directors approved a special bonus in the form of forgiveness of one-third of the principal amount plus accrued interest of loans that went into effect on June 15, 2001 for each of Messrs. Antoian, McCleary, Tretter and Zajac, Ms. Ryan, and Drs. Brailer, Bushick and Paulus. CareScience currently has employment agreements with the following executive officers: Drs. Brailer, Paulus, and Bushick, and Messrs. Tretter and Zajac.

        Stock Option Grants.    As noted above, CareScience has relied substantially on long-term equity-based compensation as the principal means of compensating and incentivizing its executive officers. It is the our practice to set option exercise prices for officers at not less than 100% of the fair market value of our common stock on the date of grant. Thus, the value of the shareholders' investment in us must appreciate before an optionee receives any financial benefit from the option. Options are generally granted for a term of ten years. With certain exceptions, options granted to executive officers generally provide that they are not exercisable until one year after the date of grant, at which time they become exercisable on a cumulative basis at a maximum annual rate of 25% of the total number of shares underlying the option grant. In determining the number of shares subject to the stock option grants, the Compensation Committee considers various subjective factors primarily relating to the responsibilities of the individual officers, and also to their expected future contributions and the number of shares owned by the officer or which continue to be subject to vesting under outstanding options previously granted to such officer. In addition, the Compensation Committee examines the level of equity incentives held by each officer relative to the other officers' equity positions and their tenure, responsibilities, experience, and value to CareScience.

Policy on Deductibility of Compensation

        Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation's shareholders.

        The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1 million limit for any individual executive officer of CareScience. After consideration of the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under CareScience's cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, our compensation philosophy, and CareScience's best interests.

                      By the Compensation Committee
                      of the Board of Directors,
                      Edward N. Antoian
                      C. Martin Harris

Compensation Committee Interlocks and Insider Participation

        The compensation committee consists of Mr. Antoian and Dr. Harris. Neither of Mr. Antoian or Dr. Harris are our employees or our current or former officers. No interlocking relationship exists between any member of our compensation committee and any member of any other company's board of directors or compensation committee.

        On June 15, 2001, we entered into loan and security agreements with some of our officers and directors in order to facilitate the purchase of CareScience common stock by the officers and directors of CareScience. The aggregate value of the loans is $420,000 with no director or executive officer receiving more than $50,000. Each of the loans is full recourse against the individual. Upon execution of the loan and security agreements, we issued 28,395 shares of our common stock to Mr. Antoian. On June 15, 2002, the loan due from Mr. Antoian was reduced by $17,243 in the form of forgiveness of one-third of the principal plus accrued interest under the loan agreement as of that date.

Director Compensation

        Outside directors are entitled to receive $500 for attending a telephonic meeting and $1,500 for attending a meeting in person for their services as members of the board of directors. Members are also reimbursed for expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to participate in our stock plans.

Stock Performance Graph

        The following graph compares the cumulative total shareholder returns, since June 28, 2000 (the period that our common stock has been registered under Section 12 of the Securities Exchange Act of 1934, as amended) on our common stock with the Nasdaq Stock Market—U.S. Index and the Nasdaq Computer and Data Processing Services Index. The graph assumes an initial investment of $100 and reinvestment of any dividends. The stock performance on this graph is not necessarily indicative of future performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance Under Compensation Plans

        The following table sets forth information as of December 31, 2002 concerning our Amended and Restated 1995 Equity Compensation Plan and our Amended and Restated 1998 Time Accelerated Restricted Stock Option Plan each of which have been previously approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,055,357	$2.26	958,994
Equity compensation plans not approved by security holders	—	—	—
Total	2,055,357	$2.26	958,944

Common Stock Ownership of Principal Shareholders and Management

        The table below sets forth information regarding the beneficial ownership of our common stock as of April 10, 2003, by (1) each person or entity who is known by us to own beneficially more than 5% of our outstanding stock; (2) each of our executive officers named in the Summary Compensation Table on page 9; (3) each director and nominee; and (4) all directors, nominees and executive officers as a group.

        Applicable percentage ownership in the following table is based on 13,291,461 shares of common stock outstanding as of April 10, 2003. To the extent that any shares are issued upon exercise of options, warrants or other rights to acquire our capital stock that are presently outstanding or granted in the future or reserved for future issuance under our stock option plans, there will be further dilution to new public investors. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of the our common stock subject to options or conversion rights that are presently exercisable or exercisable within 60 days of April 10, 2003 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage of any other person.

Name and Address	Number of shares of common stock beneficially owned	Percentage of outstanding shares
J.H. Whitney III/Whitney Strategic Partners III(1) 177 Broad Street Stamford, CT 06901	2,639,948	19.9%
Health Net, Inc. 21600 Oxnard Street, Suite 2000 Woodland Hills, CA 91367	2,652,004	20.0
Federated Investors, Inc.(2) Federated Investors Tower 5800 Corporate Drive Pittsburgh, PA 15222	1,272,700	9.6
J.P. Morgan Chase & Co.(3) 270 Park Avenue New York, NY 10017	942,800	7.1
David J. Brailer(4)	2,479,605	18.6
Ronald A. Paulus(5)	886,605	6.7
J. Bryan Bushick(6)	149,168	1.1
LeRoy E. Jones(7)	13,750	*
Thomas H. Zajac(8)	244,302	1.8
Edward N. Antoian(9)	186,494	1.4
Bruce M. Fried(10)	5,000	*
C. Martin Harris(11)	39,500	*
Jeffrey R. Jay(12)	2,647,448	19.9
Christopher R. McCleary(13)	36,430	*
All directors and executive officers As a group (14 persons)(12)	6,835,873	49.4

*
Represents less than 1% of the outstanding shares of common stock.

(1)
Based on Schedule 13G/A filed by J.H. Whitney III, L.P. on February 10, 2003. J.H. Whitney Equity Partners III, L.L.C. is the sole general partner of J.H. Whitney III, L.P. and Whitney Strategic Partners III, L.P. The following individuals are the managing members of J.H. Whitney Equity Partners III, L.L.C.: Joseph D. Carrabino, Jr., Peter M. Castleman, James H. Fordyce, Jeffrey R. Jay, William Laverack, Jr., Daniel J. O'Brien and Michael R. Stone. Each of such individuals disclaims beneficial ownership of such shares except to the extent of his proportionate interest.

(2)
Based on Schedule 13G/A filed by J.P. Morgan Chase & Co. on February 11, 2003.

(3)
Based on Schedule 13G/A filed by Federated Investors, Inc. on February 14, 2003.

(4)
Includes 860,789 shares held by trust, 12,800 shares held by Matthew F. Rhoa as custodian for Preston Rhoa Brailer and 10,000 shares of common stock issuable upon exercise of stock options within 60 days.

(5)
Includes 144,276 shares held by trust and 10,000 shares of common stock issuable upon exercise of stock options within 60 days.

(6)
Includes 112,563 shares of common stock issuable upon exercise of stock options within 60 days.

(7)
Includes 13,750 shares of common stock issuable upon exercise of stock options within 60 days.

(8)
Includes 203,438 shares of common stock issuable upon exercise of stock options within 60 days.

(9)
Includes 65,999 shares of common stock owned by Zeke Investment Partners. Mr. Antoian is a partner of Zeke Investment Partners. Includes 39,500 shares of common stock issuable upon exercise of stock options within 60 days.

(10)
Includes 5,000 shares of common stock issuable upon exercise of stock options within 60 days.

(11)
Includes 39,500 shares of common stock issuable upon exercise of stock options within 60 days.

(12)
Includes 7,500 shares of common stock issuable upon exercise of stock options within 60 days and consists of 2,577,831 shares of common stock owned by J.H. Whitney III, L.P. and 62,117 shares of common stock owned by Whitney Strategic Partners III, L.P., which are affiliates. Dr. Jay is a managing member of J.H. Whitney Equity Partners III, LLC, which is the general partner of both entities. Dr. Jay disclaims beneficial ownership of the shares held by these entities except to the extent of his pecuniary interest in such entities.

(13)
Includes 17,500 shares of common stock issuable upon exercise of stock options within 60 days.

(14)
Includes 508,322 shares of common stock issuable upon exercise of stock options within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 15, 2001, we entered into loan and security agreements with some of our officers and directors in order to facilitate the purchase of CareScience common stock by the officers and directors of CareScience. The aggregate value of the loans is $420,000 with no director or executive officer receiving more than $50,000. Each of the loans is full recourse against the individual. On June 15, 2002, we declared bonuses to each of our named executive officers, other than Mr. Jones, as set forth in the first table under "Executive Compensation" and $17,243 to Mr. Antoian each in the form of forgiveness of one-third of the principal plus accrued interest under the respective loan agreement as of that date. During the year ended December 31, 2002, Mr. Fried was a partner at the law firm, Shaw Pittman, which we retained for some legal services during that year with the expense amount totalling less than $6,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARESCIENCE, INC.
By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

April 25, 2003

SIGNATURE	TITLE	DATE

* David J. Brailer	Chairman and Chief Executive Officer (Principal Executive Officer)	April 25, 2003
* Kurt Palek	Controller (Principal Financial and Accounting Officer)	April 25, 2003
* Ronald A. Paulus	President and Director	April 25, 2003
* Edward N. Antoian	Director	April 25, 2003
* Bruce M. Fried	Director	April 25, 2003
* Martin Harris	Director	April 25, 2003
* Jeffrey R. Jay	Director	April 25, 2003
* Christopher R. McCleary	Director	April 25, 2003

*
Pursuant to the Power of Attorney designated as Exhibit 24.1 hereto and previously included in the Form 10-K.
By:	/s/ ROBB L. TRETTER Robb L. Tretter Attorney-in-Fact

Certification

I, David J. Brailer, certify that:

1.
I have reviewed this annual report on Form 10-K/A of CareScience, Inc.;

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

Date: April 25, 2003	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

Certification

I, Kurt Palek, certify that:

7.
I have reviewed this annual report on Form 10-K/A of CareScience, Inc.;

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

Date: April 25, 2003	By:	/s/ KURT PALEK Kurt Palek Controller and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Amended and Restated Employment Agreement with J. Bryan Bushick.
10.2*	Amended and Restated Employment Agreement with Ronald A. Paulus.
10.3*	Amended and Restated Employment Agreement with Robb L. Tretter.
10.4*	Amended and Restated Employment Agreement with Thomas H. Zajac.
24.1	Power of Attorney (included as part of the signature page of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

*
Constitutes a management contract or compensatory plan or arrangement.

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART III
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES
Certification
Certification
EXHIBIT INDEX