Form 10-Q
period 2003-03-31
CARESCIENCE INC
filed 2003-05-01
CIK 1108782

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to to

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares of the registrant's Common Stock outstanding, as of May 1, 2003 was 13,291,461.

CARESCIENCE, INC.

FORM 10-Q

MARCH 31, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,742,367	$11,677,225
Short-term investments	996,980	5,489,095
Interest receivable	18,745	15,244
Accounts receivable, net of allowance for doubtful accounts of $83,053 and $79,370, respectively	1,535,979	2,388,204
Prepaid expenses and other	461,746	434,244

Total current assets	17,755,817	20,004,012

Property and equipment:
Computer equipment	5,724,131	5,536,460
Office equipment	546,857	546,857
Leasehold improvements	169,956	169,956
Furniture and fixtures	516,059	516,059

	6,957,003	6,769,332
Less—Accumulated depreciation and amortization	(4,997,053)	(4,644,588)

Net property and equipment	1,959,950	2,124,744

Other assets	255,562	263,557

Total assets	$19,971,329	$22,392,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations and notes payable	$159,293	$248,162
Accounts payable	578,783	524,504
Accrued expenses	954,967	965,738
Deferred revenues	3,455,459	4,061,859

Total current liabilities	5,148,502	5,800,263

Capital lease obligations	94,343	116,612

Notes payable	199,848	215,837

Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,731,461 shares issued and 13,291,461 shares outstanding, and; 14,721,461 shares issued and 13,281,461 shares outstanding, respectively	60,266,226	60,263,726
Additional paid-in capital	4,771,046	4,777,128
Deferred compensation	(726,178)	(935,281)
Accumulated other comprehensive income	683	24,136
Accumulated deficit	(48,618,475)	(46,705,442)
Subscriptions receivable	(264,666)	(264,666)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)

Total shareholders' equity	14,528,636	16,259,601

Total liabilities and shareholders' equity	$19,971,329	$22,392,313

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues	$3,156,542	$3,276,568
Cost of revenues	1,609,089	1,720,237

Gross profit	1,547,453	1,556,331

Operating expenses:
Research and development	1,253,121	725,746
Selling, general and administrative	2,268,418	2,426,074

Total operating expenses	3,521,539	3,151,820

Operating loss	(1,974,086)	(1,595,489)
Interest income	(71,467)	(108,736)
Interest expense	10,414	10,841

Net loss	$(1,913,033)	$(1,497,594)

Net loss per common share:
Basic and diluted	$(0.14)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	13,288,017	13,287,034

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,913,033)	$(1,497,594)
Adjustments to reconcile net loss to net cash used in operating activities— Depreciation and amortization	352,465	318,233
Provision for bad debts	3,000	3,000
Stock-based compensation	203,021	265,427
Changes in assets and liabilities— (Increase) decrease in— Interest receivable	(3,501)	53,597
Accounts receivable	849,225	16,936
Prepaid expenses and other	(27,502)	170,690
Other assets	7,995	4,146
Increase (decrease) in— Accounts payable and accrued expenses	43,508	(116,315)
Deferred revenues	(606,400)	218,637

Net cash used in operating activities	(1,091,222)	(563,243)

Cash flows from investing activities:
Purchases of short-term investments	(996,980)	(4,955,154)
Proceeds from the redemption of short-term Investments	5,465,642	6,965,585
Purchases of property and equipment	(187,671)	(76,327)

Net cash provided by investing activities	4,280,991	1,934,104

Cash flows from financing activities:
Proceeds from the exercise of common stock options	2,500	26,644
Payments on capital lease obligations and notes payable	(127,127)	(54,858)
Proceeds from note payable	—	325,000

Net cash (used in) provided by financing activities	(124,627)	296,786

Net increase in cash and cash equivalents	3,065,142	1,667,647
Cash and cash equivalents, beginning of period	11,677,225	8,860,436

Cash and cash equivalents, end of period	$14,742,367	$10,528,083

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUDSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Basis of Presentation

        CareScience, Inc. (the "Company") is primarily a provider of care management services to hospitals and health systems. As a company specializing in clinical knowledge, the Company supplies the people and technology to facilitate the delivery of quality care throughout the health care system. For over 10 years, the Company has helped hospitals and health systems improve their performance by employing a systematic business approach to quality. The Company also has provided limited technology and services to the pharmaceutical and biotechnology industry. The Company's offerings in the pharmaceutical marketplace have included data analysis, consulting services and customized research and strategic development support. These services are now being refocused to leverage the Company's expertise in care management and data analysis.

        The consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented have been made.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

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

        As of March 31, 2003 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	March 31, 2003
	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$14,742,367	$—	$14,742,367
Short-term investments	996,297	683	996,980

	$15,738,664	$683	$15,739,347

        As of March 31, 2003 short-term investments consisted of one debt instrument maturing June 9, 2003.

  Supplemental Cash Flow Information

        The Company paid interest of $10,414 and $10,841 for the three months ended March 31, 2003 and 2002, respectively.

  Revenue Recognition

        The Company generates revenue from subscriptions to its Internet-based proprietary technology applications and hosting of customer data, as well as development agreements and consulting services.

        The Company's agreements for its internet based tools provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance. These agreements typically cover an initial period of three-to-five years and are typically fixed priced. Revenues under these contracts are recognized ratably over the contract period. Any additional consulting fees, outside of the initial contract, are recognized as the service is delivered.

        The Company has also historically supported development agreements, with periods typically ranging from three-to-five years, that provided for customer funding for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", the Company has treated revenue on those agreements as a single element contract and recognized revenue on a cost-to-cost basis over the entire agreement period.

        The Company's various consulting services are delivered either as a single program or as a project whose completion normally occurs over a multi-month period. Consulting revenues from program services are recorded as the program is completed. Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.

  Major Customers

        The Company's operations are conducted in one business segment and sales are primarily made to health care providers. The company had two customers for the three month period ended March 31,

2003 and two different customers for the three month period ended March 31, 2002, which together accounted for 30% and 24% of total revenues, respectively.

        The Company had one customer at March 31, 2003, which accounted for 11% of total accounts receivable.

  Comprehensive Income

        Accumulated other comprehensive income consists of unrealized gains and losses on available for sale securities as follows:

Balance, December 31, 2002	$24,136
Current-period change	(23,453)

Balance, March 31, 2003	$683

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

  Reclassifications

        Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the 2003 presentation.

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

        Under SFAS No. 128, the Company's granting of certain stock options and warrants resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options and warrants is calculated applying the treasury stock method. Stock options and warrants and convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss. Stock options to purchase 1,802,875 shares of common stock at exercise prices ranging from $0.25 to $12.00 were outstanding as of March 31, 2003, but were excluded from the computation of diluted net loss per share since the inclusion would be anti-dilutive due to the net loss.

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

(4) INCOME TAXES

        The Company has incurred operating losses and generated a significant accumulated deficit through March 31, 2003, therefore, no tax provisions have been recorded. As of March 31, 2003 the Company had federal net operating loss carryforwards of approximately $37.4 million which expire from 2010 through 2023. As of March 31, 2003 and March 31, 2002, a valuation allowance was recorded for 100% of the Company's deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

        The Tax Reform Act of 1986 contains certain provisions that limit the utilization of net operating losses and tax credit carryforwards if there has been a cumulative ownership change greater than 50% within a three-year period. Such limitation could result in the expiration of the net operating losses before such losses are fully utilized.

(5) RESTRUCTURING COSTS

        In December 2002 the Company decided to minimize the pharmaceutical resources associated with the Strategic Outcomes Services operations and move any remaining resources from pharmacoeconomic consulting to data analysis and other activities consistent with its core care management business. In accordance with FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", the Company recognized $180,000 of expense, included in selling, general and administrative expense, during the three months ended March 31, 2003 related to the estimated future lease commitment for a vacated office lease.

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

  •
  we depend on key customers;

  •
  the expiration in October 2002 of our consulting and development contract with the California HealthCare Foundation will result in a significant decrease in revenue;

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

  •
  our quarterly financial results may fluctuate significantly, which could adversely affect the price of our stock;

  •
  because our revenues are dependent on a limited number of services, the failure of any one of these services would significantly decrease our revenues;

  •
  failure to manage changes in our business conditions would adversely affect our operations;

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

  •
  health information is subject to government regulation and legal uncertainties and changes may require us to alter our business;

  •
  changes in the health care industry could adversely affect our operations;

  •
  our business will suffer if commercial users do not accept Internet solutions;

  •
  our industry is evolving and we may not adapt successfully;

  •
  our common stock may continue to experience substantial fluctuations;

  •
  future sales of shares could adversely affect our stock price;

  •
  our common stock could be delisted from The NASDAQ SmallCap Market; and

  •
  the outcome of legal proceedings in which we are or may become involved could have an adverse effect on our business, results of operations and profitability.

  Overview

        CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. As a company specializing in clinical knowledge, we supply the people and technology to facilitate the delivery of quality care throughout the health care system. For over 10 years, we have helped hospitals and health systems improve their performance by employing a systematic business approach to quality. We call this approach "care management." The primary goals of care management are to deliver patient care in the correct setting and to have patients receive "error-free" access to the best treatment choices.

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

        CareScience was incorporated in 1992. In 1993, we exclusively licensed the intellectual property underlying our core analytic technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial solution based on this proprietary technology through our Care Management System™. In 1999, we initiated development of the Care Data Exchange, ®1 in October 2000, we licensed the core clinical data exchange technology from the California HealthCare Foundation and on March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

        In the fall of 2002 due to a lack of perceived interest in the pharmaceutical marketplace, we discontinued the active sale of our Lifecycle Decision System. No significant revenue was ever generated from the Lifecycle Decision System. We may at some point in the future again to decide to offer for sale the Lifecycle Decision System: however there are no plans at this time to do so. Our initial consulting and development contract with the California HealthCare Foundation for the Care Data Exchange expired in October 2002. Although we have entered into a limited extension contract with the California HealthCare Foundation, that extension is for significantly less revenue than the initial consulting and development agreement.

        On January 12, 2001, we acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc., a pharmacoeconomic consulting company located in North Carolina. The total purchase price was approximately $1.3 million, which included a cash payment of $1.1 million and 250,000 shares of our common stock. The purchase agreement also provided for additional contingent payments based on achieving revenue and profitability milestones that are highly unlikely to be achieved. No such contingent payments were accrued in 2001 or 2002 as the required milestones were not met. The transaction was accounted for using the purchase method of accounting. In December 2002, a goodwill impairment charge of $1,245,687 was recognized for the writedown of the goodwill associated with the Strategic Outcomes Services operations, representing the difference between the carrying amount of the unit and its fair value (as determined by using the expected present value of the expected future cash flows). Beginning in December 2002, we decided to minimize our remaining resources dedicated to the pharmaceutical marketplace and move those resources from pharmacoeconomic consulting to data analysis and other activities consistent with our core care management business.

1
Care Data Exchange is a registered servicemark of the California HealthCare Foundation.

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

        Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $3.5 million and $4.1 million as of March 31, 2003 and December 31, 2002, respectively.

        More than 160 health care organizations subscribe to our services.

        We have incurred substantial research and development costs since inception and have also invested in our corporate infrastructure to support our long-term growth strategy. We expect that our operating expenses will continue at historic or greater levels as we further our product development and sales and marketing efforts as we focus more highly on our core business. Accordingly, we expect to continue to incur quarterly net losses for the foreseeable future.

        Since inception, we have incurred cumulative net losses for federal and state tax purposes and have not recognized any tax provision or benefit. As of December 31, 2002, we had net operating loss carryforwards of approximately $37.4 million for federal income tax purposes. The net operating loss carryforwards, if not utilized, expire from 2010 through 2023. Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of an ownership change as defined in Section 382 of the Internal Revenue Code.

  Results of Operations

  Three Months Ended March 31, 2003 and March 31, 2002

  Revenues

        Total revenues decreased 4% to $3.2 million for the three months ended March 31, 2003 from $3.3 million for the three months ended March 31, 2002. The decrease was due primarily to the expiration of a three-year consulting and development contract with the California HealthCare Foundation that ended on October 1, 2002 and to a decline in pharmaceutical consulting revenue both of which more than offset an increase in our core care management technology and service revenue.

        Unrecognized revenues related to customer and development contracts (backlog) as of March 31, 2003 totaled $26.9 million.

  Cost of Revenues

        Cost of revenues include customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended March 31, 2003 was $1.6 million a decrease of $111,000 or 6% compared to $1.7 million for the three months ended March 31, 2002. We expect our cost of revenues to fluctuate over time, decreasing as we minimize the remaining resources dedicated to the pharmaceutical marketplace and increasing to the extent that we increase the service component of our revenues in our core care management solutions.

  Gross Profit

        Our gross profit margin increased from 47% for the three months ended March 31, 2002, to 49% for the three months ended March 31, 2003. The increase in gross profit margin is primarily due to the expiration of our funded development contracts. We do not expect significant changes in gross profit margin for the foreseeable future.

  Research and Development

        Research and development costs include technology and product development costs. Research and development costs for the three months ended March 31, 2003 were $1.3 million, an increase of $527,000 or approximately 73%, compared to $725,000 for the three months ended March 31, 2002. This increase is primarily due to the expiration of our funded development contract.

        As a percentage of revenues, research and development costs were 40% for the three months ended March 31, 2003 as compared to 22% for the three months ended March 31, 2002. Although they may increase somewhat over 2003, we expect that these costs will decrease gradually as a percentage of revenue as our revenues increase in the future.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended March 31, 2003 were $2.3 million, a decrease of $158,000, or 6% compared to $2.4 million for the three months ended March 31, 2002. The decrease was primarily related to a reduction in marketing and other administrative expenditures in 2003 as part of the Company's efforts to control costs.

        As a percentage of revenues, selling, general, and administrative expenses were 72% for the three months ended March 31, 2003 as compared to 74% for the three months ended March 31, 2002. We expect the percentage of selling, general and administrative costs to increase as a percentage of revenues in the future as we invest in new sales and marketing initiatives in order to promote future growth in revenues.

  Stock-Based Compensation

        The Company accounts for all stock-based plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the years ended December 31, 1999 and 2000.

        Had compensation expense for all options issued been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

		Quarter Ended March 31,
		2003	2002
Net loss applicable to common shareholders	As reported	$(1,913,033)	$(1,497,594)
Add—Stock-based employee compensation included in Net Loss		203,021	265,427
Less—Total stock-based employee compensation expense determined under fair value-based method for all awards		(304,106)	(409,575)

	Pro forma	$(2,014,118)	$(1,641,742)

Basic and diluted EPS	As reported	$(0.14)	$(0.11)

	Pro forma	$(0.15)	$(0.12)

  Interest Income and Expense

        Net interest income for the three months ended March 31, 2003 was $61,000, a decrease of $37,000, compared to $98,000 for the three months ended March 31, 2002. The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

  Liquidity and Capital Resources—March 31, 2003

        Since inception, we have financed our operations and funded our capital expenditures through the public offering and private sale of equity securities, supplemented by private debt and equipment leases. We believe that current capital resources will be sufficient to fund anticipated capital expenditures and working capital requirements through at least 2004. As of March 31, 2003, we had $15.7 million in cash and cash equivalents and short-term investments and working capital of $12.6 million.

        Net cash used in operating activities was $1.1 million for the three months ended March 31, 2003 and $563,000 for the three months ended March 31, 2003. For those periods, net cash used in operating activities was primarily to fund losses from operations offset by changes in current assets and liabilities.

        Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002. For those periods, net cash provided by investing activities consisted primarily of the net proceeds from the redemption of short-term investments offset with purchases of property and equipment.

        Net cash used in financing activities was $125,000 for the three months ended March 31, 2003 and consisted payments on capital lease obligations and notes payable net of the proceeds from the exercise of common stock options. Net cash provided by financing activities consisted of $297,000 for three months ended March 31, 2002, and consisted of proceeds from a note payable and the exercise of common stock options offset by payments on capital lease obligations and notes payable.

        As we execute our strategy, we expect increases in our operating expenses to fund the development and sales and marketing of current and new service lines. Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least 2004. After that time, additional funding may not be available on acceptable terms or at all. If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

ITEM 3. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our cash equivalents, short-term investments, note payable and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates. As of March 31, 2003 all of our short-term investments mature within 3 months and we had the ability to immediately liquidate our investments. Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 4. CONTROLS AND PROCEDURES

a.
Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with our Controller, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with our Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in our periodic SEC filings.

b.
There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our Chairman and Chief Executive Officer along with our Contoller carried out this evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

        On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of March 31, 2003, we have used approximately $28.6 million of the net proceeds from our initial public offering of which approximately $17.3 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.7 million was used for the purchase of property plant and equipment, including technology and equipment expenditures required to support our product development infrastructure and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

        None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company's equity securities, or affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

            See Exhibit Index

  (b)
  Reports on Form 8-K

            We did not file any reports on Form 8-K since December 31, 2002.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARESCIENCE, INC.
Date: May 1, 2003	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer
Date: May 1, 2003	By:	/s/ KURT PALEK Kurt Palek Chief Accounting Officer and Treasurer

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

Date: May 1, 2003	By:	/s/ DAVID J. BRAILER David J. Brailer Chairman and Chief Executive Officer

Sarbanes-Oxley Section 302(a) Certification

I, Kurt Palek, certify that:

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
Date: May 1, 2003	By:	/s/ KURT PALEK Kurt Palek Chief Accounting Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

CARESCIENCE, INC. FORM 10-Q MARCH 31, 2003 INDEX
PART I. FINANCIAL INFORMATION
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
CARESCIENCE, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
CARESCIENCE, INC. AND SUDSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Sarbanes-Oxley Section 302(a) Certification
Sarbanes-Oxley Section 302(a) Certification
EXHIBIT INDEX