Form 10-Q
period 2003-06-30
CARESCIENCE INC
filed 2003-08-08
CIK 1108782

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

(ZIP CODE)

(215) 387-9401

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

The number of shares of the registrant’s Common Stock outstanding, as of August 7, 2003 was 13,291,461.

CARESCIENCE, INC.

FORM 10-Q

JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,636,209	$11,677,225
Short-term investments	5,989,790	5,489,095
Interest receivable	7,358	15,244
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $79,370, respectively	2,021,106	2,388,204
Prepaid expenses and other	850,781	434,244
Total current assets	17,505,244	20,004,012
Property and equipment:
Computer equipment	5,592,629	5,536,460
Office equipment	517,387	546,857
Leasehold improvements	197,500	169,956
Furniture and fixtures	504,086	516,059
	6,811,602	6,769,332
Less—Accumulated depreciation and amortization	(5,015,444)	(4,644,588)
Net property and equipment	1,796,158	2,124,744
Other assets	247,519	263,557
Total assets	$19,548,921	$22,392,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations and notes payable	$152,601	$248,162
Accounts payable	292,554	524,504
Accrued expenses	1,271,364	965,738
Deferred revenues	5,080,180	4,061,859
Total current liabilities	6,796,699	5,800,263
Capital lease obligations	71,347	116,612
Notes payable	183,760	215,837
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 14,731,461 shares issued and 13,291,461 shares outstanding, and; 14,721,461 shares issued and 13,281,461 shares outstanding, respectively	60,266,226	60,263,726
Additional paid-in capital	4,771,046	4,777,128
Deferred compensation	(523,155)	(935,281)
Accumulated other comprehensive income	13,227	24,136
Accumulated deficit	(51,084,229)	(46,705,442)
Subscriptions receivable	(46,000)	(264,666)
Treasury stock, at cost, 1,440,000 shares	(900,000)	(900,000)
Total shareholders’ equity	12,497,115	16,259,601
Total liabilities and shareholders’ equity	$19,548,921	$22,392,313

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues	$3,152,203	$3,536,062	$6,308,745	$6,812,630
Cost of revenues	1,574,084	1,668,239	3,183,173	3,388,476
Gross profit	1,578,119	1,867,823	3,125,572	3,424,154
Operating expenses:
Research and development	1,194,438	628,634	2,447,559	1,354,380
Selling, general and administrative	2,873,989	2,383,623	5,142,407	4,809,697
Total operating expenses	4,068,427	3,012,257	7,589,966	6,164,077
Operating loss	(2,490,308)	(1,144,434)	(4,464,394)	(2,739,923)
Interest income	(30,365)	(74,116)	(101,832)	(182,852)
Interest expense	5,811	10,438	16,225	21,279
Net loss	$(2,465,754)	$(1,080,756)	$(4,378,787)	$(2,578,350)
Net loss per common share:

Basic and diluted	$(0.19)	$(0.08)	$(0.33)	$(0.19)
Weighted average shares outstanding:

Basic and diluted	13,291,461	13,300,391	13,289,748	13,293,749

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2003	2002
	(unaudited)

Cash flows from operating activities:
Net loss	$(4,378,787)	$(2,578,350)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	663,633	642,226
Loss on disposal of property and equipment	53,960	—
Provision for bad debts	30,198	6,000
Stock-based compensation	406,044	527,215
Changes in assets and liabilities—
(Increase) decrease in—
Interest receivable	7,886	53,893
Accounts receivable	336,900	(149,238)
Prepaid expenses and other	(416,537)	143,122
Other assets	16,038	4,146
Increase (decrease) in—
Accounts payable and accrued expenses	292,342	146,832
Deferred revenues	1,018,321	(568,360)
Net cash used in operating activities	(1,970,002)	(1,772,514)

Cash flows from investing activities:
Purchases of short-term investments	(6,973,543)	(10,891,159)
Proceeds from the redemption of short-term investments	6,461,939	9,943,100
Purchases of property and equipment	(389,007)	(332,024)
Net cash used in) investing activities	(900,611)	(1,280,083)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	2,500	26,644
Payments on capital lease obligations and notes payable	(172,903)	(126,584)
Proceeds from note payable	—	325,000
Net cash (used in) provided by financing activities	(170,403)	225,060
Net decrease in cash and cash equivalents	(3,041,016)	(2,827,537)
Cash and cash equivalents, beginning of period	11,677,225	8,860,436

Cash and cash equivalents, end of period	$8,636,209	$6,032,899

The accompanying notes are an integral part of these statements.

CARESCIENCE, INC. AND SUDSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

CareScience, Inc. (the “Company”) is primarily a provider of care management services to hospitals and health systems. As a company specializing in clinical knowledge, the Company supplies the people and technology to facilitate the delivery of quality care. The Company also has provided limited technology and services to the pharmaceutical and biotechnology industry. The Company’s offerings in the pharmaceutical and biotechnology marketplace have included data analysis, consulting services and customized research and strategic development support. These services have been refocused to data and data analysis to leverage the Company’s expertise in care management.

The consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.   These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CareScience, Inc. and its subsidiary.  All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents and Short-term Investments

The Company invests excess cash in highly liquid investment-grade marketable securities including corporate commercial paper and U.S. government agency bonds.  For financial reporting purposes, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.  All investment instruments with maturities greater than three months are available for use in current operations and accordingly are classified as current assets.  All investments are considered available-for-sale and accordingly, unrealized gains and losses are included in a separate component of shareholders’ equity.

As of June 30, 2003 cash and cash equivalents and short-term investments at cost and fair market value consisted of the following:

	June 30, 2003
	Original Cost	Unrealized Gains	Fair Market Value
Cash and cash equivalents	$8,636,209	$—	$8,636,209

Short-term investments	5,976,563	13,227	5,989,790

	$14,612,772	$13,227	$14,625,999

As of June 30, 2003 short-term investments consisted of six debt instruments maturing between July 15, 2003 and September 26, 2003.

Supplemental Cash Flow Information

The Company paid interest of $16,225 and $21,279 for the six months ended June 30, 2003 and 2002, respectively.

Revenue Recognition

The Company generates revenue from subscriptions to its Internet-based proprietary technology applications and hosting of customer data, as well as development agreements, consulting services and staffing arrangements.

The Company’s agreements for its internet based tools provide to customers, among other things, a software license, project management services, data management services, data storage and computer server maintenance and software support and maintenance.  These agreements typically cover an initial period of three-to-five years and are typically fixed priced. Revenues under these contracts are recognized ratably over the contract period. Any additional consulting fees, outside of the initial contract, are recognized as the service is delivered.

The Company has also historically supported development agreements, with periods typically ranging from three-to-five years that provided for customer funding for the development of new solutions and services. In accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”, the Company has treated revenue on those agreements as a single element contract and recognized revenue on a cost-to-cost basis over the entire agreement period.

The Company’s various consulting services are delivered either as a single program or as a project whose completion normally occurs over a multi-month period.  Consulting revenues from program services are recorded as the program is completed.  Consulting revenues from projects are recorded on a percentage of completion basis over the term of the project.   Staffing arrangement revenues are recognized ratably over the contract period.

Major Customers

The Company’s operations are conducted in one business segment and sales are primarily made to health care payors and providers.  Two customers accounted for 23% and 27%, respectively, of total revenues for the three months and six months ended June 30, 2003, respectively.   Two different customers accounted for 24% of total revenues for both the three and six months ended June 30, 2002.

The Company had three customers as of  June 30, 2003, which accounted for 47% of total accounts receivable.

Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on available for sale securities as follows:

Balance, December 31, 2002	$24,136
Current-period change	(10,909)
Balance, June 30, 2003	$13,227

Stock-Based Compensation

The Company accounts for all stock-based plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, under which compensation expense is recognized based on the amount by which the fair value of the underlying common stock exceeds the exercise price of the stock options on the measurement date. For financial reporting purposes, the Company has determined that the deemed fair market value on the measurement date for certain stock options was in excess of the exercise price. This amount has been recorded as deferred compensation and is being amortized over the vesting period of the applicable options, which range between four and seven years. The Company recorded deferred compensation of $5,624,839 and $120,683 during the years ended December 31, 1999 and 2000.

Had compensation expense for all options issued been determined consistent with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net loss, basic EPS and diluted EPS would have been equal to the pro forma amounts indicated below:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2003	2002	2003	2002
Net loss applicable to common shareholders	As reported	$(2,465,754)	$(1,080,756)	$(4,378,787)	$(2,578,350)
Add – Stock-based employee compensation included in Net Loss		203,022	261,788	406,043	527,215
Less – Total stock-based employee compensation expense determined under fair value-based method for all awards		(304,833)	(411,173)	(608,939)	(820,748)
Net loss applicable to common shareholders	Pro forma	$(2,567,565)	$(1,230,141)	$(4,581,683)	$(2,871,883)

Basic and diluted EPS	As reported	$(0.19)	$(0.08)	$(0.33)	$(0.19)

	Pro forma	$(0.19)	$(0.09)	$(0.34)	$(0.22)

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

New Accounting Standards Adopted

The Company adopted the following accounting standards as of January 1, 2003:

SFAS  No. 143, “Accounting for Asset Retirement Obligations”, SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No.13 and Technical Corrections”, SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities “ and FASB Interpretation No.45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”.  The impact of adopting the standards did not have a material effect on the Company’s results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002.  The Company has adopted these disclosure requirements and these disclosures are included in the notes to the consolidated financial statements.  In addition, SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation.  The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148.  As such, the Company is not yet able to determine what impact, if any, the adoption of this statement will have its financial position or results of operations.

Reclassifications

Certain amounts have been reclassified in the prior years consolidated financial statements to conform to the 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force issued Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Issue No. 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting.  That presumption may be overcome if there is sufficient evidence to the contrary.  Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangements.  The provisions of Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Management believes that the impact of adopting this statement will not have a material impact on our financial position or results of operations.

(2)          NET LOSS PER SHARE

Net loss per share is calculated utilizing the principles of SFAS No. 128, “Earnings per Share” (“EPS”). Basic EPS excludes potentially dilutive securities and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed assuming the conversion or exercise of all dilutive securities such as options and warrants.

Under SFAS No. 128, the Company’s granting of certain stock options resulted in potential dilution of basic EPS. The number of incremental shares from the assumed exercise of stock options is calculated applying the treasury stock method. Stock options convertible into common shares were excluded from the calculations as they were anti-dilutive due to the net loss.  Stock options to purchase 1,804,199 shares of common stock at exercise prices ranging from $0.25 to $12.00 were outstanding as of June 30, 2003, but were excluded from the computation of diluted net loss per share since the inclusion would be anti-dilutive due to the net loss.

(3)          COMMITMENTS AND CONTINGENCIES

Litigation

The Company and certain of its officers are defendants in a purported class action litigation pending in the United States District Court for the Eastern District of Pennsylvania. The complaints purport to bring claims on behalf of all persons who allegedly purchased Company common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of Company common stock.  On July 25, 2003, the Court dismissed all claims under Section 12(a)(2) of the Securities Act, but allowed the claims under Sections 11 and 15 of the Securities Act to continue.  Specifically, the complaints allege, among other things, that the Company’s Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning the Company’s competitors, two of the Company’s prospective products and the Company’s contract with the California HealthCare Foundation.  The actions seek compensatory and other damages, and costs and expenses associated with litigation. Although the Company cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, management believes the lawsuits are frivolous and without merit, strenuously denies all allegations of wrongdoing asserted by plaintiffs, and believes it has meritorious defenses to plaintiffs’ claims. The Company intends to vigorously defend the lawsuits.  Management believes that the resolution of this litigation will not have a material effect on the Company’s consolidated financial position, results of operations or liquidity.

(4)          INCOME TAXES

The Company has incurred operating losses and generated a significant accumulated deficit through June 30, 2003, therefore, no tax provisions have been recorded. As of June 30, 2003 the Company had federal net operating loss carryforwards of approximately $37.4 million, which expire from 2010 through 2023.  As of June 30, 2003 and June 30, 2002, a valuation allowance was recorded for 100% of the Company’s deferred tax asset as realization of the tax benefit was not considered more likely than not under the provisions of SFAS No. 109.

The Tax Reform Act of 1986 contains certain provisions that limit the utilization of net operating losses and tax credit carryforwards if there has been a cumulative ownership change greater than 50% within a three-year period. Such limitation could result in the expiration of the net operating losses before such losses are fully utilized.

(5)          RESTRUCTURING COSTS

In December 2002, the Company decided to minimize the pharmaceutical resources associated with the Strategic Outcomes Services operations and move any remaining resources from pharmacoeconomic consulting to data analysis and other activities consistent with its core care management business.  In accordance with FASB No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recognized  $180,000 of expense, included in selling, general and administrative expense, during the three months ended March  31, 2003 related to the estimated future lease commitment for a vacated office lease.  In addition, the Company recognized $422,000 of expense included in selling, general and administrative  expense, during the three months ended June 30, 2003 related to the conclusion of employment for the Company’s former Chairman and Chief Executive Officer and costs associated with the closing of offices in California and North Carolina, including moving costs and the disposal of property and equipment.  Of these costs, $30,000 were paid during the six months ended June 30,2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•             the proprietary technology we own or license may be subjected to infringement claims or disagreements with the licensor which could be costly or impossible to resolve;

•             we depend on key customers;

•             the expiration in October 2002 of our consulting and development contract with the California HealthCare Foundation resulted in and may continue to result in a significant, negative impact on revenue compared to  prior quarters;

•             we depend on an exclusive license with the University of Pennsylvania and an exclusive license with the California HealthCare Foundation for some of our technology, and the loss of these licenses would impair our ability to support, maintain and develop our business;

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

•             the loss of any of our key personnel could adversely affect our operations and the recent conclusion of our prior Chief Executive Officer’s employment could have a negative impact on us and/or our customers;

•             our continuing failure to develop strategic relationships could adversely affect our ability to develop new services;

•             our failure to use new technologies effectively or to adapt emerging industry standards would adversely affect our ability to compete;

•             our failure to adapt our technology to our customers’ needs or to handle high levels of customer activity would adversely affect our ability to increase revenue;

•             failure by our service providers could interrupt our business and damage our customer relationships;

•             we may need to obtain additional capital and failure to do so may limit our growth;

•             our officers, directors and affiliated entities have significant control over us and their interests may differ from your interests;

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

•             our common stock could be delisted from The NASDAQ SmallCap Market; and

•             the outcome of legal proceedings in which we are or may become involved could have an adverse effect on our business, results of operations, profitability and liquidity.

Overview

CareScience, Inc. is primarily a provider of care management services to hospitals and health systems. As a company specializing in clinical knowledge, we supply the people and technology to facilitate the delivery of quality care. Our mission is to make quality the way of life in health care by providing innovative care management solutions to the health care industry. We help hospitals and health systems improve quality by building organizational support for change, addressing underlying barriers to improved clinical performance, and by expanding the role of care management. We work with health care providers and health systems to manage clinical processes surrounding the point of care so that fundamental reductions can be achieved in operating costs, clinical inefficiencies and medical errors. We collect, share, store and analyze clinical data generated by widely used health information systems and provide the care management services and staffing required to drive the realization of underlying clinical performance opportunities. We enable customers to apply their clinical data to enhance patient safety and to the management of care, including quality monitoring, performance improvement, credentialing, profiling, error tracking, case management and evidence based medicine. We also provide consulting services to health care providers that support strategic planning and clinical operations.

We also have provided limited technology and services to the pharmaceutical and biotechnology industry. Our offerings have included data analysis, consulting services and customized research and strategic development support. These services have been refocused to data and data analysis to leverage our expertise in care management and data analysis.

Over the past decade, we have pioneered and commercialized several clinical information technologies. We developed one of the nation’s first online quality measurement and management tools, commercialized one of the first clinically based outcome risk assessment algorithms, became established as one of the first health care application service providers, and, most recently, developed the first peer-to-peer clinical data sharing technology.

CareScience was incorporated in 1992.  In 1993, we exclusively licensed the intellectual property underlying our core analytic technology in a 30-year agreement with the University of Pennsylvania. In 1996, we launched our first Internet-based commercial solution based on this proprietary technology through our Care Management SystemTM.  In 1999, we initiated development of the Care Data Exchange, ®(1) in October 2000, we licensed the core clinical data exchange technology from the California HealthCare Foundation and on March 7, 2000, we changed our name from Care Management Science Corporation to CareScience, Inc.

In the fall of 2002 due to a lack of perceived interest in the pharmaceutical marketplace, we discontinued the active sale of our Lifecycle Decision System.  No significant revenue was ever generated from the Lifecycle Decision System.  We may at some point in the future again decide to offer for sale the Lifecycle Decision System; however, there are no plans at this time to do so.  Our significant consulting and development contract with the California HealthCare Foundation for the Care Data Exchange expired in October 2002.  Although we have entered into a limited extension contract with the California HealthCare Foundation, that extension was for significantly less revenue than the initial consulting and development agreement and it is unlikely that this contract will be renewed and it may not continue.

On January 12, 2001, we acquired substantially all of the assets and certain liabilities of Strategic Outcomes Services, Inc., a pharmacoeconomic consulting company located in North Carolina.  The total purchase price was approximately $1.3 million, which included a cash payment of $1.1 million and 250,000 shares of our common stock.  The purchase agreement also provided for additional contingent payments based on achieving revenue and profitability milestones that are highly unlikely to be achieved.  No such contingent payments were accrued in 2001 or 2002 as the required milestones were not met. The transaction was accounted for using the purchase method of accounting. In December 2002, a goodwill impairment charge of $1,245,687 was recognized for the writedown of the goodwill associated with the Strategic Outcomes Services operations, representing the difference between the carrying amount of the unit and its fair value (as determined by using the expected present value of the expected future cash flows). Beginning in December 2002, we decided to minimize our remaining resources dedicated to the pharmaceutical marketplace and have since moved those remaining resources from pharmacoeconomic consulting to data analysis and other activities consistent with our core care management business.

We generate revenues from subscriptions to our Internet-based proprietary technology applications and hosting of customer data, as well as from consulting services and business process outsourcing, and from time to time, development agreements. We sell our solutions individually or as an integrated suite of solutions and services.  We price our subscription services on a per-encounter basis, such as the number of a hospital’s patient admissions or outpatient visits.

Our subscription agreements typically cover an initial three-year to five-year period with provisions for automatic renewals. We recognize training and implementation fees, as well as subscriptions and related hosting revenues, on a pro-rata basis over the life of the contract. We similarly recognize business process outsourcing fees on a pro-rata basis over the life of the contract. We recognize consulting fees as the program or service is delivered and development revenues on a cost-to-cost basis over the entire agreement period.  Staffing arrangement revenues are recognized ratably over the contract period.

Our contracts generally provide for payment in advance of services rendered. Therefore, we record these payments as deferred revenues and recognize these payments when earned in accordance with our revenue recognition policy. Our deferred revenue balances were $5.1 million and $4.1 million as of June 30, 2003 and December 31, 2002, respectively.

More than 170 health care organizations subscribe to our services.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with the accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements and the critical accounting policies and estimates are described in the Management’s Discussion and Analysis included in the 2002 annual report on Form 10-K.  Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (“FASB”) is included in the notes to the consolidated financial statements.  Otherwise, the Company did not adopt an accounting policy in the current period that had a material impact on the Company’s financial condition, change in financial condition, liquidity or results of operations.

Results of Operations

Three Months Ended June 30, 2003 and June 30, 2002

Revenues

Total revenues decreased 11% to $3.2 million for the three months ended June 30, 2003 from $3.5 million for the three months ended June 30, 2002. The decrease was due primarily to the expiration of development contracts with the California HealthCare Foundation and the associated participants in the Santa Barbara County Care Data Exchange project that ended on October 1, 2002 and to a decline in pharmaceutical consulting revenue.  Revenues from our development contracts and our pharmaceutical consulting activities decreased from $1.3 million  for the three months ended June 30,  2002 to $23,000 in revenues for the three months ended June 30, 2003.  This reduction more than offset an increase of $891,000 in our core care management technology and service revenue from $2.2 million for the three months ended June 30, 2002 to $3.1 million for the three months ended June 30, 2003.

Unrecognized revenues related to customer contracts (backlog) as of June 30, 2003 totaled $33.2 million.   This amount represents the Company’s unrecognized revenue on signed customer contracts and the associated future cash collections, less deferred revenue, on those signed customer contracts.

Cost of Revenues

Cost of revenues includes customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the three months ended June 30, 2003 was $1.6 million a decrease of $94,000 or 6% compared to $1.7 million for the three months ended June 30,  2002.

Gross Profit

Our gross profit margin decreased from 53% for the three months ended June 30, 2002, to 50% for the three months ended June 30, 2003.  The decrease in gross profit margin is primarily due to the decrease of revenues spread over a partially fixed cost base.  We  expect our gross profit margin to increase in the future, to the extent that revenues from our core care management technology and service  business  increase over the partially fixed cost base.  Gross profit margin will also be impacted by the actual mix of technology and service revenues in current and future agreements.

Research and Development

Research and development costs include technology and product development costs. Research and development costs for the three months ended June 30, 2003 were $1.2 million, an increase of $566,000 or approximately 90%, compared to $629,000 for the three months ended June 30, 2002. This increase is primarily due to the expiration of our funded development contracts compared to the year ago period when the research and development costs associated with  funded development contracts were included in cost of  revenues .

As a percentage of revenues, research and development costs were 38% for the three months ended June 30, 2003 as compared to 18% for the three months ended June 30, 2002. Although the actual expense may increase over 2003, we expect that these costs will decrease gradually as a percentage of revenue as our revenues increase in the future without matching increases in research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the three months ended June 30, 2003 were $2.9 million, an increase of $490,000, or 21% compared to $2.4 million for the three months ended June 30, 2002.  The increase was primarily related to $422,000 in expense related to both the conclusion of employment for the Company’s former chairman and chief executive officer and costs associated with the closing of offices in California and North Carolina, including moving costs and the disposal of property and equipment.

As a percentage of revenues, selling, general, and administrative expenses were 91% for the three months ended June 30, 2003 as compared to 67% for the three months ended June 30, 2002. We expect selling, general and administrative costs as a percentage of revenues to decrease in the future as we have completed the conclusion of employment for the Company’s former chief executive officer and closed our offices in California and North Carolina.

Interest Income and Expense

Net interest income for the three months ended June 30, 2003 was $25,000, a decrease of $39,000, compared to $64,000 for the three months ended June 30, 2002.   The decrease is primarily due to lower investable cash balances, the timing of certain securities sales and a decrease in investment interest rates.

Six Months Ended June 30, 2003 and June 30, 2002

Revenues

Total revenues decreased 7% to $6.3 million for the six months ended June 30, 2003 from $6.8 million for the six months ended June 30, 2002. The decrease was due primarily to the expiration of development contracts with the California HealthCare Foundation and the associated participants in the Santa Barbara County Care Data Exchange project that ended on October 1, 2002 and to a decline in pharmaceutical consulting revenue. Revenues from our development contracts and our pharmaceutical consulting activities decreased from  $2.6 million  for the six months ended June 30, 2002 to $261,000 for the six months ended June 30, 2003.  This reduction more than offset an increase of $1.8 million in our core care management technology and service revenue which increased from $4.2 million in revenue for the six months ended June 30, 2002 to $6.0 million in revenue for the six months ended June 30, 2003.

Unrecognized revenues related to customer contracts (backlog) as of June 30, 2003 totaled $33.2 million.  This amount represents the Company’s  unrecognized revenue on signed customer contracts and the future associated cash collections, less deferred revenue, on those signed customer contracts.

Cost of Revenues

Cost of revenues includes customer and service-related costs including personnel and facility costs, depreciation and maintenance. Cost of revenues for the six months ended June 30, 2003 was $3.2 million a decrease of $205,000 or 6% compared to $3.4 million for the six months ended June 30, 2002.  As revenues increase we expect our cost of revenues to increase.

Gross Profit

Our gross profit margin was 50% for both the six months ended June 30, 2003 and 2002.  We expect our gross profit margin to increase in the future, to the extent that revenues from our core care management technology and service business continue to increase over a partially fixed cost base. Gross profit margin will also be impacted by the actual mix of technology and service revenues in current and future agreements.

Research and Development

Research and development costs include technology and product development costs. Research and development costs for the six months ended June 30, 2003 were $2.5 million, an increase of $1.1 million or approximately 81%, compared to $1.4 million for the six months ended June 30, 2002. This increase is primarily due to the expiration of our funded development contracts compared to the year ago period when the research and development costs associated with the funded development contracts were included in the cost of revenues.

As a percentage of revenues, research and development costs were 39% for the six months ended June 30, 2003 as compared to 20% for the six months ended June 30, 2002. Although the actual expense may increase over 2003, we expect that these costs will decrease gradually as a percentage of revenues as our revenues increase in the future without incremental increases in research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with our sales, marketing, finance, human resource and administrative functions. Selling, general and administrative expenses for the six months ended June 30, 2003 were $5.1 million, an increase of $333,000, or 7% compared to $4.8 million for the six months ended June 30, 2002.  The increase was primarily related to $602,000 in expense related to the conclusion of employment for the Company’s former chairman and chief executive officer and costs associated with the closing of offices in California and North Carolina, including moving costs and the disposal of property an equipment.

As a percentage of revenues, selling, general, and administrative expenses were 82% for the six months ended June 30, 2003 as compared to 71% for the six months ended June 30, 2002. We expect selling, general and administrative costs as a percentage of revenues to decrease in the future as we have completed the conclusion of employment for the Company’s former chief executive officer and closed our offices in California and North Carolina.

Interest Income and Expense

Net interest income for the six months ended June 30, 2003 was $86,000, a decrease of $76,000, compared to $162,000 for the six months ended June 30, 2002.   The decrease is primarily due to lower investable cash balances and a decrease in investment interest rates.

Liquidity and Capital Resources - June 30, 2003

Since inception, we have financed our operations and funded our capital expenditures through the public offering and private sale of equity securities, supplemented by private debt and equipment leases.  We believe that current capital resources will be sufficient to fund anticipated capital expenditures and working capital requirements through at least 2004.  As of June 30, 2003, we had $14.6 million in cash and cash equivalents and short-term investments and working capital of $10.7 million.

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2003 and $1.8 million for the six months ended June 30, 2002.  For those periods, net cash used in operating activities was primarily to fund losses from operations offset by changes in current assets and liabilities.

Net cash used in investing activities was $901,000 for the six months ended June 30, 2003 and  $1.3 million for the six months ended June 30, 2002 and consisted primarily of the purchases of short-term investments, net of proceeds, and purchases of property and equipment

Net cash used in financing activities was $170,000 for the six months ended June 30, 2003 and consisted of payments on capital lease obligations and notes payable net of the proceeds from the exercise of common stock options.  Net cash provided by financing activities was $225,000 for six months ended June 30, 2002, and consisted of proceeds from a note payable and the exercise of common stock options offset by payments on capital lease obligations and notes payable.

As we execute our strategy, we expect our operating expenses  to increase over time as we fund the development and sales and marketing of current and new service lines.  Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least 2004.  After that time, additional funding may not be available on acceptable terms or at all.  If we require additional capital resources to grow our business, execute our operating plans or acquire complementary businesses at any time in the future, we may seek to sell additional equity or debt securities or secure additional lines of credit, which may result in ownership dilution to our shareholders.

Contractual Obligations and Commercial Commitments

The Company is obligated to make future payments under various contracts such as debt agreements, lease agreements and software licensing agreements.  There have been no material changes to Contractual Obligations and Commercial Commitments as reflected in the Managements Discussion and Analysis in the Company’s 2002 annual report on Form 10-K.  Refer to Notes 6 and 7 to the consolidated financial statements in the Company’s 2002 annual report on Form 10-K for additional information on long-term debt and capital leases and Note 8 for information on commitments and contingencies

Recent Accounting Pronouncements

In January 2003, the Emerging Issues Task Force issued Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Issue No. 00-21 primarily addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, it addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  In applying Issue No. 00-21, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting.  That presumption may be overcome if there is sufficient evidence to the contrary.  Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangements.  The provisions of Issue No. 00-21 are effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Management believes that the impact of adopting this statement will not have a material impact on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation, “ and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 amends the disclosure requirements of  SFAS No. 123 to  require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based  employee compensation and the effect of the method used on reported results.  Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15,2002.  The Company has adopted these disclosure requirements and these disclosures are included in the notes to the consolidated financial statements.  In addition,, SFAS No. 148 provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock–based  employee compensation.  The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148.  As such, the Company is not yet able to determine what impact, if any, the adoption of this statement will have its financial position or results of operations.

ITEM 3.   QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents, short-term investments, note payable and capital lease obligations are at fixed interest rates and therefore the fair market value of these instruments is affected by changes in market interest rates.  As of June 30, 2003 all of our short-term investments mature within 3 months and we had the ability to immediately liquidate our investments.  Therefore, we believe that we are exposed to immaterial levels of market risk.

ITEM 4.   CONTROLS AND PROCEDURES

a.               We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with our Controller, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company’s Chairman and Chief Executive Officer along with our Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in our periodic SEC filings.

b.              There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date our President and Chief Executive Officer along with our Controller carried out this evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We and certain of our officers are defendants in a purported shareholder class action lawsuit litigation pending in the United States District Court for the Eastern District of Pennsylvania described below for alleged violations of federal securities laws. Although we cannot predict the ultimate outcome of the case or estimate the range of any potential loss that may be incurred in the litigation, we believe the lawsuits are frivolous and without merit, strenuously deny all allegations of wrongdoing asserted by plaintiffs, and believe we have meritorious defenses to plaintiffs’ claims. We intend to vigorously defend the lawsuits.

The class action litigation is the result of several complaints filed with the court beginning on October 17, 2001.  These actions were consolidated on November 16, 2001. The court approved the selection of the lead plaintiff in the litigation on March 12, 2002. We filed a motion to dismiss the consolidated complaint on August 7, 2002.  These complaints purport to bring claims on behalf of all persons who allegedly purchased our common stock between June 29, 2000 and November 1, 2000, for alleged violations of the federal securities laws, including Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 by issuing a materially false and misleading Prospectus and Registration Statement with respect to the initial public offering of our common stock.  Specifically, the complaints allege, among other things, that our Prospectus and Registration Statement misrepresented and omitted to disclose material facts concerning our competitors, two of our prospective products and our contract with the California HealthCare Foundation. On July 25, 2003, the Judge granted our motion to dismiss the claims under Section 12(a)(2) of the Securities Act, but denied our motion to dismiss the claims under Sections 11 and 15 of the Securities Act.  The actions seek compensatory and other damages, and costs and expenses associated with litigation.

At this time, we are not involved in any other legal proceedings that either individually or taken as a whole would have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On June 28, 2000 the Securities and Exchange Commission declared effective our Registration Statement on Form S-1 (File number 333-32376), relating to the initial public offering of our Common Stock, no par value per share. The net offering proceeds to us after total expenses were $43.4 million. As of June 30, 2003, we have used approximately $29.8 million of the net proceeds from our initial public offering of which approximately $17.2 million was used for working capital and other general corporate purposes, including expansion of our sales and marketing efforts as well as development of our solutions and services, approximately $6.5 million was used for dividends on and the redemption of preferred stock, approximately $3.9 million was used for the purchase of property plant and equipment , including technology and equipment expenditures required to support our product development infrastructure,  $1.0 million was used for the repayment of indebtness and $1.1 million was used for the acquisition of Strategic Outcomes Services, Inc.

None of the net proceeds from the offering were used to pay, directly or indirectly, directors, officers, persons owning ten percent or more of the Company’s equity securities, or affiliates of the Company.

ITEM 5.  OTHER EVENTS

On June 24, 2003, we entered into a Separation Agreement with our former chief executive officer, David J. Brailer pursuant to which Dr. Brailer concluded his employment as our chief executive officer and agreed to provide transition services in return for payments by us.  A copy of the Separation Agreement is attached as Exhibit 10.1 to this quarterly report on Form 10-Q and the terms of the Separation Agreement are incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

See Exhibit Index

(b)         Reports on Form 8-K

May 1, 2003 to report Results of Operations and Financial Information and Exhibits under Item 12 of Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARESCIENCE, INC.

Date:	August 7, 2003	By:	/s/ Ronald Paulus
Ronald Paulus
President and Chief Executive Officer

Date:	August 7, 2003	By:	/s/ Kurt Palek
Kurt Palek
Controller and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Separation Agreement, dated as of June 24, 2003, between the Registrant and David J. Brailer.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Controller and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.